Form 10KSB
period 2000-06-30
PROGRESSIVE ASSET MANAGEMENT INC
filed 2000-09-28
CIK 862801

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

[x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934.

                    For the fiscal year ended June 30, 2000.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

          For the transition period from ___________ to _____________

                       Progressive Asset Management, Inc.
                 (Name of small business issuer in its charter)


                California                              90-804853
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)

1814 Franklin Street, Suite 710, Oakland, CA              94612
(Address of principal executive offices)                (Zip Code)

Issuer's telephone number (510) 834-3722


         Securities registered under Section 12(b) of the Exchange Act:
                                      NONE

         Securities registered under Section 12(g) of the Exchange Act:
                        1,631,626 shares of Common Stock

                                  Common Stock
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year $594,197.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of September 27, 2000 is $585,916.

The number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 2000, is 1,583,557.


                       DOCUMENTS INCORPORATED BY REFERENCE

None of the following documents are incorporated by reference: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933.

Transitional Small Business Disclosure Format (Check one): Yes [X]; No [ ]

                    INFORMATION REQUIRED IN ANNUAL REPORTS OF
                       TRANSITIONAL SMALL BUSINESS ISSUERS

The Issuer has elected to furnish the information required by Items 6-11 of Model B of Form 1-A, as well as the information required by Parts II and III of Form 10-SB.

ITEM 6. DESCRIPTION OF BUSINESS

(a) Narrative Description of Business.

(1) Business of Progressive Asset Management, Inc. ("PAM").

(i) PAM Provides Securities Brokerage and Advisory Services.

(A) Introduction. PAM was incorporated in California July 14, 1987. It is registered as a broker-dealer with the NASD and as an investment adviser with the State of California. PAM is a member of SIPC and the MSRB. PAM significantly restructured the manner in which it provides services to the public in 1999. This restructuring is described in section (B) below.

(B) PAM Provides Its Services Principally Through Financial West Group, Inc., ("FWG"). Prior to 1999, PAM had its corporate office in Oakland, California, an office in New York, NY, and offered its services through several other independent offices operated by persons who were registered representatives of PAM. In March 1999, PAM entered into an agreement with FWG and Paradox Holdings, Inc. ("Paradox"). FWG is a wholly-owned subsidiary of Paradox. FWG is a broker-dealer, registered with the NASD, with 60 offices and approximately 300 registered representatives. FWG is an NASD, SIPC, and MSRB member. FWG is also registered as a investment adviser with the State of California. FWG has applied for registration as an investment adviser with the Securities and Exchange Commission. Financial transactions are processed through Correspondent Services Corporation ("CSC"), a wholly owned, fully guaranteed subsidiary of PaineWebber, Inc.

Under the agreement among the parties, PAM transferred all of its customer accounts and its registered representatives to FWG. Four persons remain registered representatives with PAM as well as becoming registered representatives of FWG. (For purposes of convenience, persons registered through FWG are referred to as "employees" although many are classified as "independent contractors" under federal or state law.)

For purposes of marketing and convenience, the employees of FWG who concentrate on socially responsible investing and use the services of PAM, are referred to as the "PAM Network" so that it is clear to the investor that the services of PAM are utilized to achieve the goals of the client to have a portfolio that meets the client's social responsibility goals. Because of the requirements of the NASD and the California Department of Corporations, all signage, correspondence and agreements state that all transactions are conducted through FWG. Consequently, the PAM Network serves as the socially responsible investment arm of FWG, with PAM providing participants in the PAM Network with state of the art socially responsible investment services social screening, shareholder advocacy, and information on community investing.

As part of the ongoing relationship, PAM receives a portion of the gross commission income generated by the FWG registered representatives who are designated as members of the PAM Network, but no portion of the gross commission generated by FWG registered representatives who are not members of the PAM Network.

The gross commission generated by FWG registered representatives who are members of the PAM Network is shared between the registered representatives who earn the commissions, FWG, and PAM. According to the agreement among the parties, FWG receives 5% of the commission. PAM receives what remains after the portions of the commission due to the registered representative and the portion due to FWG have been subtracted. Therefore, the exact amount PAM will receive on any one transaction depends on the amount of compensation the individual registered representative is entitled to receive. The amount a registered representative is entitled to receive is negotiated between FWG and the registered representative and is not made public. However, for purposes of illustration, a registered representative commonly receives approximately 85% of the gross commissions, FWG receives 5%, and this results in PAM receiving 10% of the gross commission.

The size of the PAM Network is not static because it is not limited to the registered representatives whose registrations were transferred from PAM to FWG. Members of the PAM

Network can include persons who were employees of FWG before PAM and FWG entered into the agreement as well as new employees. PAM assists FWG in recruiting employees who are interested in promoting socially-responsible investing. Since the transfer of the registrations of the registered representatives from PAM to FWG in 1999, all but two of them have remained part of the PAM Network. Nine new registered representatives have joined FWG and the PAM Network, resulting in a net increase of seven.

The following is a summary of the number of registered representatives of FWG who are members of the PAM Network and the income to PAM generated by these representatives over the last fiscal year. The number of registered representatives is as of the end of the quarter.

Period               Number of           Gross Revenues Generated      Portion of Gross
                     Representatives     by Representatives            Revenues Paid Pam by
                                         Received by FWG               FWG
July-Sept. 1999      23                       797,601                    102,745
Oct.-Dec. 1999       24                       915,698                    121,240
Jan.-Mar. 2000       27                     1,199,906                    154,451
Mar.-June 2000       30                     1,155,165                    169,181
Totals                                    $ 4,068,370                  $ 547,617

The increased number of registered representatives have helped generate new clients and thus new sources of income both from the transaction-based fees they generate as well as potential advisory fee income. On the other hand, the increased number of registered representatives has not required an increase in the overhead of PAM since FWG absorbs the costs of the additional employees.

As part of the agreement among the parties, Paradox has purchased a minority equity stake in PAM equal to 40% of the voting power of all the outstanding stock of PAM. Paradox cannot purchase any additional shares of PAM until January 2, 2002. The NASD approved the March 1999 agreement among the parties in late June 1999, and the purchase of PAM shares by Paradox was completed in early July 1999. The March 1999 agreement among the parties is attached as Exhibit 12(a).

As a further incentive for entering into the relationship with FWG, PAM receives an additional 2.75% of the gross commissions generated by FWG registered representatives who are members of the PAM Network over and above the basic amount. This additional payment will cease once FWG has paid PAM a total of $875,000 from the gross commissions generated by FWG registered representatives who are members of the PAM Network. Income of PAM from any other source is not included in determining when the additional $875,000 is fulfilled. For purposes of illustration, again, a registered representative commonly receives approximately 85% of the gross commissions, FWG receives 2.25% (5% minus 2.75%), and this results in PAM receiving 12.75% of the gross commission.

                      Current Commission    Commission Structure after
                      Structure (%)         PAM receives $875,000 (%)
Registered
Representative               85                           85
FWG                           2.25                         4.75
PAM                          12.75                        10.25

FWG is a registered investment adviser and its employees, where required, are registered investment adviser representatives. FWG utilizes its own proprietary system to select stock of companies that meet its financial criteria for inclusion in the accounts it manages or has discretionary authority. FWG submits these selections to PAM for screening to identify those companies that meet the social and environmental criteria set by PAM and FWG. PAM receives 5% of the gross amount of the asset-based fee that FWG as a registered investment advisor periodically receives from clients of FWG for this service. However, if the FWG employee responsible for the managed account is a member of the PAM Network, then PAM does not receive this management fee.

The resulting "Socially Screened Portfolio" is a product marketed directly by FWG registered representatives in presentations to current and prospective clients. The registered representatives use promotional material prepared by and paid by FWG. The incremental cost to PAM for providing the social screening to FWG is negligible since PAM is continually screening companies as part of the services it provides directly to clients.

PAM does not receive a portion of all of FWG's income from its securities brokerage and advisory business. Therefore, FWG's revenues in the past give no guidance to the amount of revenues that will be generated under the agreement between PAM and FWG.

Association with FWG provides PAM with a much stronger technology platform, enhanced back office capacity, and significantly expanded registered representative recruitment opportunities. FWG handles licensing and transactions for the registered representatives affiliated with the PAM Network. Linking with PAM gives FWG access to the field of socially-responsible investing. Through FWG, the PAM Network offers a complete range of investment services for any portfolio, large or small including:

* Access to all major markets and types of investments.

* Socially responsible mutual funds and retirement plans.

* Identification of socially responsible investment managers.

* Social screening, shareholder advocacy, and community investments.

* Offices in California, Iowa, Maryland, Massachusetts, Michigan, New Hampshire, New York, and Oregon.

* No-load socially responsible mutual funds through Charles Schwab & Co., Inc., on an advisory-fee basis.

(C) PAM's Services to the Public Emphasize Socially-Responsible Investing.

(I) Socially-Responsible Investing. PAM was created to provide securities brokerage and advisory services to persons who seek to engage in "socially-responsible investing." This term means that a person's investments reflect that person's social concerns. PAM starts from the premise that corporations that combine positive financial and social performance make the best long-term investments. Businesses that do not follow what PAM believes are socially and environmentally responsible practices tend to have greater liabilities and charges. Examples of such businesses are heavy industries and utilities that pollute air and ground water and tobacco manufacturers, because they are subject to charges against earnings from the burdens of regulatory compliance, litigation, fines, strikes, and boycotts.

Socially-responsible investing can be achieved in three ways:

*Social Screening.

*Shareholder Activism.

*Community Investing.

PAM conducts its own proprietary research which it provides to PAM Network registered representatives and to other registered investment advisers to use in creating model portfolios based on social and environmental concerns of most persons concerned with socially-responsible investing. Social screens frequently requested include structuring a portfolio that meets the goals of a client in these areas:

* Environment.

* Employee relations.

* Quality of products and services.

* Nuclear weapons or nuclear power.

* Tobacco, alcohol, or gambling.

* Relations with repressive regimes.

Customized screens are also developed according to registered representatives' and registered investment advisers' specifications based on clients' specific needs.

(II) Shareholder Advocacy and Community Investments. PAM provides support to PAM Network registered representatives to assist their clients realizing their social objectives through the strategies of shareholder advocacy and community investing. Through shareholder advocacy, clients use their ownership of the stock of a company to pursue change in the company's social or environmental performance. PAM works with the Interfaith Center for Corporate Responsibility and other advocates of corporate responsibility to:

* Engage in dialogue with company officials.

* Introduce or co-sponsor social shareholder resolutions.

* Build shareholder advocacy networks and wage shareholder campaigns.

PAM also works to provide community investing to enable the clients of PAM Network registered representatives to invest in companies that have a high community impact. PAM has served as the placement agent for investments that promote:

* Economic development in inner city and rural poverty areas in the United
  States.

* Sustainable development in the developing world.

* Low income housing.

* Energy self-reliance and alternative energy production.

PAM has joined with the Calvert Social Investment Foundation to create PAM Community Investments. PAM Community Investments are offered by Information Guide through FWG. By using this national program, investors can direct capital to community development loan funds that help low-income families and neighborhoods work their way out of poverty.

In the past fiscal year, PAM and PAM staff continued to play leadership roles in a variety of special projects with significance for the field of socially responsible investment and, during this fiscal year PAM initiated two new projects.

*Contra Costa County Employees Retirement Association: In 1999, Peter Camejo was appointed by the Contra Costa County (California) Board of Supervisors to serve on the nine member Board of the $3 billion Contra Costa County Employees Retirement Association.

In December 1999, Mr. Camejo coordinated a daylong conference -- An Educational Day on Socially Responsible Investing -- sponsored by the Retirement Association Board as the first comprehensive assessment of socially responsible investing undertaken by California pension fund board members

Seventy-five attendees, including members of eight California retirement boards, heard presentations from many leaders in socially responsible investing. The day focused on the positive financial returns obtained through socially screened investment portfolios, the positive social returns accomplished through shareholder activism, and the relationship between socially responsible investing and fiduciary responsibility.

Following the conference, in February 2000, the Retirement Association board unanimously approved a policy to vote in favor of shareholder resolutions dealing with the social justice and environmental protection issues. To our knowledge, this is the first time a pension fund has established the policy of voting in favor of social shareholder resolutions.

In March 2000, the Retirement Association board unanimously voted to begin divesting from tobacco companies. The Retirement Association held $5.27 million in tobacco-related stocks. The resolution described investment in tobacco companies as "fiscally imprudent" and stated that divestment from tobacco companies "can be achieved without monetary loss by reason of the numerous alternative investments at comparable rates and returns."

*EMPRESA. Three years ago PAM was instrumental in launching EMPRESA, an initiative to stimulate interest in socially responsible business in the Western Hemisphere. The level of interest and support that has been discovered continues to be impressive. This was reconfirmed at the third annual conference of EMPRESA, which took place in Mexico City, May 15-17. More than 500 business leaders from 15 countries heard Mexico President Ernesto Zedillo welcome delegates in opening ceremonies.

Eric Leenson, one of the founders of EMPRESA, was responsible for coordinating the aspect of the conference dealing with socially responsible investing -- including a keynote address by Amy Domini and a breakout session with representatives of the Calvert Group, MMA Praxis, and a new Mexican organization, Eco Banca.

EMPRESA has active affiliated organizations in Brazil, Chile, El Salvador, Mexico, Panama, Peru, and the United States.

*Bottom Line 2001: In the past fiscal year, PAM agreed to join with the E-Education Advisors to co-convene of a new national conference -- Bottom Line 2001: The Future of Fiduciary Responsibility. The conference will take place at The Mark Hopkins Hotel in San Francisco, California, April 18th - April 20th 2001.

Bottom Line 2001 will be an inaugural, educational conference for fiduciaries designed to explore and debate the growing inclusion of social and environmental factors within the context of public and private fiduciary responsibility. Bottom Line 2001 will address a broad range of issues, including:

*Corporate governance.

*Legal responsibilities of fiduciaries.

*The financial performance of socially screened investments.

*Tobacco divestment.

*Community investing and alternative investments.

*Shareholder advocacy.

*Investment approaches that close the gap between the bottom lines of financial return and quality of life.

Bottom Line 2001 will invite elected officials (public fiduciaries), trustees, and staff from pension funds, foundations, religious organizations, labor unions, family trust offices, colleges and universities to examine these issues in an educational environment.

(III) Investment Services Provided Through the PAM Network. Registered representatives in the PAM Network, serving as the socially-responsible division of FWG, offers a wide variety of services and investments for any size portfolio, including:

* Mutual funds--full range of socially responsible mutual funds.

* Stocks--access to all major markets and exchanges.

* Bonds--municipal, government agency, corporate, and convertible bonds.

* Insurance.

* Financial and estate planning.

* Retirement planning for individuals and businesses.

Through FWG, PAM Network Registered Representatives provide additional financial consulting services to institutions and individuals with larger investment portfolios. These services include assistance in and investment plan design and implementation, such as:

* Defining financial objectives and social goals.

* Asset allocation.

* Assessment of portfolio performance.

* Investment manager evaluation, search, and selection advice.

* Ongoing social screening.

* Regular performance monitoring.

* Shareholder advocacy.

* Custodial services.

These services are supported by PAM through the PAM Network. In addition to providing these services through the PAM Network, PAM directly provides clients ongoing social screening and shareholder advocacy services. PAM does not receive compensation for shareholder advocacy. Its compensation for ongoing social screening is negotiated between PAM and the client.

(IV) The Client Base Includes Large and Small Investors. Since any investor, large or small, can have a portfolio structured to be socially-responsible, persons who use the services of the PAM Network can have an account as small as $1,000. The average size of an account is approximately $100,000, with 80% of the accounts under $500,000. Clients include individuals, unions, religious organizations, and non-profit organizations. The largest client utilizing the services of FWG registered representatives in the PAM Network is a religious organization, but which has been responsible for less than 7% of PAM's gross revenue in fiscal years 1999 and 2000.

Through its relationship with FWG, PAM receives compensation on certain transactions on a per-trade basis as a broker-dealer, and receives compensation for advisory services, as an investment adviser. PAM also generates fees separately from its relationship with FWG principally from "social screening."

The income from brokerage transactions through FWG equal approximately 69% of PAM's gross revenues, and the income from investment advisory fees through FWG equal approximately 30% of PAM's gross revenues. The investment advisory fees generated separate from FWG equal approximately 1% of PAM's gross revenues. Because PAM's business was significantly restructured in the first half of 1999, this break-down of the sources of PAM's income is based on the period July 1999 through March 2000. PAM no longer acts as an underwriter for any offerings.

(ii) Status of New Products or Services.

* Trainer Wortham & Company, Inc., Relationship. PAM established in the last quarter of 1999 a relationship to assist Trainer Wortham & Company, Inc. ("Trainer Wortham") to offer socially-screened management of short-term funds of cities and other institutional investors. Trainer Wortham is registered with the SEC as an investment adviser and has over $4.4 billion in management. It is the investment management subsidiary of First Republic Bankcorp, a regional bank with its headquarters in San Francisco, CA. Under the arrangement with Trainer Wortham, PAM will be responsible for socially-screening investments and marketing this service while Trainer Wortham manages the investments, making the investment decisions. For its services, PAM receives a portion of the advisory fees charged by Trainer Wortham. The amount of the advisory fees that PAM receives is 10% of the total management fee with respect to all funds invested by Trainer Wortham on behalf of clients using PAM's screening services. Separately, for each investor referred to Trainer Wortham by PAM, PAM will receive a percentage of the total management fee Trainer Wortham receives from that client. During the first 12 months, the amount will be 25%; for the second 12 months, 20%; for the third 12 months,15%; for the fourth 12 months, 10%; and for the fifth 12 months and each month thereafter, 5%.

*ProgressiveTrade. In June 2000, PAM formed a strategic alliance with Sustainable Systems, Inc., to explore the creation of ProgressiveTrade, as a new company to offer socially responsible investing to on-line investors. The idea behind ProgressiveTrade is to design and build an on-line social screening system that offers investors a way to create and apply their own social and environmental screens to evaluate investments and then execute trades in those investments through one or more affiliated on-line brokerages. Under the agreement between PAM and SSI, the parties will conduct feasability studies and form a new corporation in which PAM will own 70% of the initial stock in ProgressiveTrade and SSI will own 30%. PAM's maximum financial commitment is $100,000. Based on initial studies and planning, the parties in September agreed to incorporate ProgressiveTrade, raise initial capital and complete a feasibility study. The agreement between the parties is identified as Exhibit 6(c) to this filing.

Since PAM has played a pioneering role in the definition of the field of socially responsible investing, the company has a powerful location from which to launch ProgressiveTrade, which will incorporate PAM's proprietary social research and social screening systems.

PAM formed the alliance with Sustainable Systems to provide business incubation and accelerator services for ProgressiveTrade, so that the ProgressiveTrade will have access to excellent Web and business development resources. Sustainable Systems co-developed and operates the Communication Technology Cluster, a highly successful business incubator serving 25 communications start-up companies in Oakland, California.

Any statements contained in this filing that relate to future plans, events, or performance are forward-looking statements that involve risks and uncertainties, including, but not limited to, changes in general economic conditions, intense competition for customers and pressure on brokerage and other fees charged, the mood of the investing public, changes in political attitude towards socially-responsible investments. PAM cautions that the foregoing list of important factors is not exclusive. Developments in any of these areas could cause PAM's results to differ materially from results that have been or may be projected by or on behalf of PAM. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as the date of this statement. PAM does not undertake to update any forward-looking statement that may be made from time-to-time by or on behalf of PAM.

(iii) Estimated Amount Spent on Research. Less than $20,000 has been spent on company-sponsored research to develop new products or services during the last two years and no money has been spent on customer-sponsored research to develop new products or services.

(iv) Number of Employees. PAM has two full-time employees and five part-time employees for a total of seven employees, including four who are registered representatives with FWG. Peter Camejo, Eric Leenson, Cathy Cartier, remain as registered principals of PAM. Staff in the offices of the 10 affiliates of the PAM Network are employees of the independent contractor offices which make up the PAM Network.

(v) Environmental Expenditures. PAM discharges no material into the environment and requires no environmental control facilities. Therefore there have been no expenditures and no effects or expected effects from compliance with federal, state, and local provisions regulating discharge of materials into the environment or from environmental control facilities.

(2) Future Financial Performance.

(i) Distinctive or special characteristics of the financial services industry, which may have a material impact upon Progressive Asset Management's financial performance, include:

* Changes in technology. The advent of internet trading, direct consumer access to ever-increasing quantities of research information and lower commission rates are having a significant impact on the securities industry. Such changes have pushed down the profit-margins on transaction-based fees, especially those charged on the internet. Furthermore, the increased usage of the internet for trading requires all securities brokerage firms to consider offering such a service. The availability of free or low-cost advice through print, television and the internet have increased the pressure on profit-margins for offering advice.

* Shifts in financial services compensation from transaction-based commissions, to asset-based fee structures. This may result in short-term decline in revenue from certain accounts through fiscal year 2002 as the basis of compensation is gradually converted. All registered representatives may not be able to make the transition to earning sufficient income under this basis of compensation and thus may leave the industry.

* Rapid growth of socially responsible investment up 82% to $2.16 trillion with screened portfolios up 183% to $1.49 trillion, according to the 1999 SRI Trends Report of the Social Investment Forum, the professional association of socially responsible investment professionals. One of the reasons for the rapid growth of socially responsible investing is the positive financial performance of socially responsible investment. For example, through May 2000 both the Domini Social Index and the Citizens Index have outperformed the S&P 500 in 1999 and since inception, which was in May of 1990 for the Domini Social Index and March of 1995 for the Citizens Index. The rapid growth of socially responsible investment is both positive, in that the market for the services of PAM and the PAM Network is expanding, and also negative in that competition within that market is also increasing. The number of individual socially responsible investment practitioners is growing and some of the major brokerage houses are adding socially responsible investment divisions. Larger firms may have an advantage in recruiting registered representatives, including the possibility of recruiting from FWG and the PAM Network because they offer significant bonuses.

* The trading of PAM's common stock will remain on the NASD Bulletin Board. Because trading on the Bulletin Board is extremely light in comparison with trading on the NASDAQ or trading on an exchange, trading of PAM's stock will remain illiquid, thus limiting the ability to trade its stock.

(ii) Impact of the Earth Trade settlement. The settlement of the claims with the Earth Trade noteholders has removed a cloud on the future operations of PAM, and terminated what could have resulted in a series of arbitrations and court cases that PAM's legal counsel estimated would have cost PAM in excess of $100,000 in attorneys' fees. Furthermore, under the terms of the settlement, PAM will be able to extend the payments over approximately 10 years without the payment of any interest.

On the other hand, the Earth Trade settlement did require the initial payments of $119,000 over 2-1/2 years, and will require annual payments equal to 1% of PAM's gross revenues. These funds would have been available to meet the obligations of PAM or expand PAM's operations. However, because of the amount of legal fees facing PAM in relation to Earth Trade, the settlement overall has improved the liquidity of PAM.

(b) Segment Data. Progressive Asset Management, Inc. does not segment data in its financial statement.

ITEM 7. DESCRIPTION OF PROPERTY

PAM's corporate office is located at 1814 Franklin Street, Suite 710, Oakland, CA 94612. The premises occupy approximately 1974 square feet, at a rental of $3,277.38 per month. The lease terminates January 11, 2001, and there are no escalation provisions to increase the rent before that date. PAM is currently in negotiations with the landlord to continue renting the current office space or comparable space in the same building. However, the office space requirements for PAM's corporate office are so modest, its precise location in the San Francisco Bay area is not a material consideration.

Progressive Asset Management Housing, Inc., a California corporation, is a wholly-owned subsidiary of PAM. It is a general partner along with Rental Housing, Inc., the managing general partner, of Magnolia Apartment Associates Limited Partnership, an Idaho limited partnership. The limited partnership owns two apartment complexes in the Boise, Idaho area. The units in these two apartment complexes are leased to low-income families. The limited partnership will dissolve December 31, 2021, unless earlier terminated under limited circumstances as provided in the limited partnership agreement. While Progressive Asset Management Housing, Inc., was instrumental in the organization of the limited partnership and acquisition of the apartment complexes in 1991 and retains a .50% partnership interest, it has never been involved in the operation of the limited partnership or the apartment complexes. Other than its position as a general partner of Magnolia Apartment Associates Limited Partnership, Progressive Asset Management Housing, Inc., is not a general partner nor a manager of any other real estate investments. These real estate investments generate less than $7000 per year income to PAM.

ITEM 8. DIRECTORS, EXECUTIVE OFFICERS, AND SIGNIFICANT EMPLOYEES

The members of the board of directors of PAM are elected at the annual meeting of shareholders and serve until the next annual meeting of shareholders or until their successors are elected. The most recent annual meeting was held January 28, 2000.

(a) Names, Ages, and Experience of Directors and Executive Officers.

Peter Camejo, Chair of the Board and Chief Executive Officer of PAM. Peter Camejo has served as CEO and Board member since PAM's inception in 1987. Before co-founding PAM, he was an investment broker at Merrill Lynch and Prudential Bache. Mr. Camejo has, in addition to his Series 7 General Securities license, a Series 24 General Principal license, a Series 4 Options license, and a Series 3 Commodities license.

Active in the environmental movement, Mr. Camejo has served as a member of the Board of Directors of EarthShare and the Chair of the Council for Responsible Public Investment. He is also a member of the Board of the Contra Costa County Employee Retirement Association. Mr. Camejo, originally from Venezuela, is a naturalized U.S. citizen. He is 60 years old, married and has two children.

Catherine Cartier, Secretary, Chief Administrative Officer and Director. Ms. Cartier joined PAM at its inception in 1987 and has served as a Board member and Corporate Secretary since 1994.

Prior to joining PAM she worked for Lehman Brothers and Prudential Bache. Ms. Cartier earned a BA from St. Mary's College and holds her Series 7 General Securities license, Series 24 General Principal license, Series 53 Municipal Principal license. Ms. Cartier is 50 years old.

Eric Leenson, President, Chief Financial Officer and Director. Eric Leenson has been a member of the Board since 1989. He has been CFO since 1990 and President since 1992. In his positions, he is responsible for the day-to-day oversight of the firm's operations. He is also responsible for its financial accounting and reporting. He holds a Series 7 General Securities license, a Series 24 General Principal license, and a Series 4 Options license.

Mr. Leenson left his position as a financial consultant at Merrill Lynch to join PAM in October 1987. Prior to joining Merrill Lynch, he was co-founder and long time Managing Director of La Pena Cultural center in Berkeley, CA. Mr. Leenson is 51 years old.

Peggy Saika, Director. Ms. Saika has been a member of the Board since 1995. Ms. Saika is the Executive Director of the Asian Pacific Environmental Network in Oakland, CA. From 1983 to 1991 she was the Executive Director of the Asian Law Caucus. Prior to that, she helped create and direct non-profit organizations in Sacramento, CA and New York City.

Ms. Saika was appointed to the National Environmental Justice Advisory Council of the US Environmental Protection Agency. She was also appointed by Secretary Donna Shelala to the Advisory Council of the National Institute of Environmental Health Sciences, and elected to the Board of Directors of the Wellness Foundation. Ms. Saika is 52 years old.

Kalman Stein, Director. Mr. Stein has been a director since 1997. Mr. Stein has been the President of EarthShare since its inception in 1989. EarthShare now represents more than 40 leading national environmental and conservation organizations, and has raised more than $60 million for its member agencies during its first eight years of operation. In addition Mr. Stein is a founder of the Council of Foundations and has served as Chair of that organization.

Mr. Stein's business experience includes management consulting with the United Research Company, founding Kalman Stein Associates, a management consulting firm in Berkeley, CA and establishing and managing the Strong Foundation for Environmental Values. He was also the Executive Director of the Environmental Federation of California for many years. Mr. Stein is 47 years old.

Michael S. Wyman, Director. Mr. Wyman is a Board member of PAM, serving in his second term. Mr. Wyman is a graduate of Pomona College, class of 1972 and Hastings College of Law, class of 1981. He is member in good standing of the California State Bar.

Mr. Wyman has worked as a lettuce picker, dishwasher, writer, editor, corporate director, and CEO of It's Electric!, an electric car dealership. Before his involvement with It's Electric, he was a private investor in the field of socially responsible investing. Earlier he held the positions of editor, associate director, and director for the Center for Democracy in the Americas in Washington, D.C. Prior to his tenure at the Center, Mr. Wyman was an attorney in private practice. Mr. Wyman is 49 years old.

Nina Lau-Branson, Director. Nina Lau-Branson is serving her first term on the Board. After receiving her MBA in Finance from the University of Wisconsin, Ms. Lau-Branson was employed by PricewaterhouseCoopers. As the first Corporate Controller for Wind River Systems in Alameda, CA, Ms. Lau-Branson was an integral part of the team that brought PAM public. During her tenure with Wind River Systems they grew to a company with over $50 million in revenues and operations in over ten countries. Ms. Lau-Branson lives in Oakland, California and is 44 years old.

Gene Valentine, Director. Gene Valentine is serving his first full one-year term on the Board. He joined the Board in June 1998. Mr. Valentine is Chairman of the Board and Chief Executive Officer of FWG. Mr. Valentine has a BS degree from Bethany College and also attended the University of Vienna. Mr. Valentine is also the President and Founder of Second Byte Foundation which provides computers to at-risk children. Mr. Valentine is 50 years old.

Edward L. Price, Director. Mr. Price is serving his first term. Mr. Price is Director and Chief Administrative Officer of FWG. Mr. Price has a BA from the U.S. Naval Academy and a MBA from the University of California, Berkeley. Previously a CPA with Touche Ross, Mr. Price joined FWG in 1998. Mr. Price is 49 years old.

Mr. Joseph Sturdivant resigned as director of PAM effective March 22, 2000.

James Nixon, Senior Vice President for Social Research and Sustainable Development. Mr. Nixon joined PAM in 1988 and coordinates social screening, shareholder advocacy, community investments, and media relations. Mr. Nixon is also Chair of the Board of Directors of Sustainable Systems, Inc., a specializing in business incubators and regional development strategies. Mr. Nixon is 59 years old.

(b) Family Relationships. No director, person nominated to be a director, executive officer, or significant employee have family relationships with any other director, executive officer, or significant employee.

(c) Business Experience. The business experience of each director, executive officer, and significant employee is described under (a) above.

(d) Involvement in Certain Legal Proceedings. No director, person nominated to be a director or executive officer of PAM has been in the last five years involved in any action under the Bankruptcy Act, any state insolvency law, or convicted in a criminal proceeding (excluding traffic violations and other minor offenses).

ITEM 9. REMUNERATION OF DIRECTORS AND OFFICERS

(a) Aggregate Annual Remuneration.

Name                  Capacities in which                   Aggregate

                      Remuneration Was Received             Remuneration
Peter Camejo          Chair, CEO, Broker                    $99,559
Eric Leenson          President, CFO, Broker                $98,211
Catherine             Corporate Secretary,
  Cartier             Operations Manager                    $43,032

This information was prepared on a cash basis.

(b) Future Remuneration. Peter Camejo will receive $15,000 per year in salary. Eric Leenson will receive $30,000 per year in salary. Catherine Cartier will receive $15,000 per year in salary. Subsequent to the strategic alliance with FWG each of these corporate officers is a registered representative with FWG and receives commission income through Financial West Group, but that income is not generated through Progressive Asset Management, Inc.

ITEM 10. SECURITY OWNERSHIP

(a) Principal Holders of Voting Securities.

Title                 Name                                Amount of     Percent of
of Class              and Address                         Shares        Class
Common Shares         Peter Camejo
                      1470 Maria Lane #101
                      Walnut Creek, CA 94596              344,718        21.7

Common Shares         Eric Leenson
                      1814 Franklin Street
                      Oakland, Ca 94612                    74,858         4.7

Common Shares         Catherine Cartier
                      1470 Maria Lane #101
                      Walnut Creek, CA 94596               20,000         1.3

Common Shares         All Officers
                      and Directors                       561,342        35.4

Series B              Paradox Holdings, Inc.
Preferred             2663 Townsgate Rd.
Shares                Westlake Village, CA 91361           25,000       100

The Series B Preferred Shares, held by Paradox Holdings, Inc., when combined with the common stock, has voting power equal to 40% of the total shares that can be cast. Consequently, the following is the voting power of the following persons when factoring in the voting power of the

Series B Preferred Shares: Peter Camejo 15.5%; Eric Leenson 3.4%, Catherine Cartier .09%; and all Officers and Directors, 25.3%. Under the Standstill Agreement between PAM and Paradox, until January 1, 2002, neither party can take steps to change the relative voting power of Paradox. This agreement is identified as Exhibit 6(b) to this filing.

(b) Other Holders of 10% Voting Securities. None.

(c) Certain holders of Non-Voting Securities.

Title of Class        Name and Address            Amount of        Percent of
                                                  Shares           Shares
Class Preferred A     Lakshmima Inc.              17,272           18.2%
                      36 Rosebery Ave.
                      Ottawa, ON  K1S  1W2

(d) Options, warrants, and rights. None of the persons listed in item (a) above, hold any options, warrants, or rights reportable under this section.

ITEM 11. INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS

Peter Camejo, Chair of the Board of Directors and Chief Executive Officer has entered into an agreement whereby certain holders of notes of Earth Trade, Inc., in which PAM held an interest, may exchange such notes for shares of PAM held by Mr. Camejo. The notes are payable by PAM. This transaction is explained in more detail under "PART II, Item 5. Recent Sales of Unregistered Securities (b) Securities Being Offered, Shares issued in settlement with creditors of Earth Trade, Inc."


                                     PART II

Item 1. Market Price of Dividends on the Registrant's Common Equity and Other Shareholder Matters.

(a) Market Information.

PAM's common stock has been reported on the OTCBB under the symbol PAMI since 1997 and the following are the highs and lows reported on the OTCBB for the periods listed.

     Quarter                     High                 Low
July-September 1997              NA                   NA
October-December 1997            1.125                .50
January-March 1998                .5625               .25
April-June 1998                   .5625               .34375

July-September 1998              .7500                .21875
October-December 1998            .3750                .12500
January-March 1999               .50                  .15625
April-June 1999                  .43750               .24
July-September 1999              .68750               .375
October-December 1999            .50                  .40925
January-March 2000               .4375                .40625
April-June 2000                  .4375                .01

The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. Market makers who posted bids or offers during the period listed above are Herzog, Heine, Geduld, Inc., Wien Securities Corp., Hill, Thompson, Magid & Co., Sherwood, Sharpe Capital, Inc., Citadel Securities Corp., and Paragon Capital Corporation.

(b) Holders of Common Stock. The number of holders of common stock are 143.

(c) Dividends. Declaration of dividends on common stock is subject to the discretion of the Board and will depend upon a number of factors, including the future earnings, capital requirements and financial condition of PAM. In December 1995, PAM declared a common stock dividend of one share for each 20 shares of common stock held as of March 1, 1995. PAM has not declared any cash dividends on its Common Stock in the past and does not anticipate declaring dividends in any form in the near future.

Item 2. Legal Proceedings.

There are no legal proceedings pending or threatened against PAM, except the following. Rita Maran v. PAM and Peter Camejo, NASD Arbitration, Case No. 99-00017. Claimant has alleged breach of fiduciary duty, negligence and breach of contract relating to investments made in claimant's securities account. Claimant is seeking approximately $45,000 in actual losses and lost interest of approximately $35,000. PAM has denied the allegations and no date has been set for hearing of this matter.

Item 3. Changes in and Disagreements with Accountants.

There have been no changes in or disagreements with accountants.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

Item 5. Compliance with Section 16(a) of the Exchange Act.

Persons required to make filings under Section 16(a) as disclosed under Items 8 and 9 are filing Forms 5 in lieu of Forms 3.

Item 6. Reports on Form 8-K.

No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                    PART F/S


                                    PART III

Exhibit 2      (a) Restated Articles of Incorporation(1)
               (b) Bylaws(1)
Exhibit 6      (a) Stock Option Plan(1)
               (b) Standstill Agreement between PAM and Paradox Holdings(1)
               (c) Agreement between PAM and Sustainable Systems, Inc.
Exhibit 12     (a) Purchase Agreement Among Paradox Holdings, PAM and FWG(1)
Exhibit 27     Financial Data Schedule


Footnote:

(1) Incorporated by reference to the Company's Registration Statement on Form 10SB, Amendment 2, filed August 9, 2000.

                         Report of Independent Auditors


Board of Directors
Progressive Asset Management, Inc.

We have audited the accompanying consolidated statement of financial condition of Progressive Asset Management, Inc. as of June 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the management of Progressive Asset Management, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Progressive Asset Management, Inc. as of June 30, 2000 and 1999, and the results of its operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.




Markle Stuckey Hardesty & Bott
Larkspur, California
July 24, 2000

                       PROGRESSIVE ASSET MANAGEMENT, INC.

                 CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                             June 30, 2000 and 1999

                                     Assets


                                                           2000           1999
                                                         --------       --------
Current assets
     Cash and cash equivalents                           $506,125       $422,354
     Short-term investment, at fair value                  13,124         12,489
     Commissions and other receivables                     87,991         89,824
     Employee advances                                      6,896         25,229
     Prepaid expenses                                      20,328         15,462
                                                         --------       --------
     Total current assets                                 634,464        565,358

Property and equipment, at cost                            30,114         21,073
     Accumulated depreciation                             (14,455)       (10,732)
                                                         --------       --------
     Property and equipment, net                           15,659         10,341

Other assets
     Deposits                                               9,532         13,048
     Other investments, at cost                            16,000         16,592
     Organization costs, net of accumulated amortization        0          4,740
                                                         --------       --------
     Total other assets                                    25,532         34,380
                                                         --------       --------
Total assets                                             $675,655       $610,079
                                                         ========       ========

                            See accompanying notes.

                       PROGRESSIVE ASSET MANAGEMENT, INC.

                 CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                             June 20, 2000 and 1999

                                  Liabilities

                                                        2000            1999
                                                    -----------    ------------
Current liabilities

  Accounts payable                                  $    14,560    $     22,400
  Salaries and commissions payable                       10,073          11,103
  Accrued liabilities                                    26,883               0
                                                    -----------    ------------
  Total current liabilities                              51,516          33,503

Other liabilities
  Earth Trade settlement -- Subordinated                119,000         194,000
                                                    -----------    ------------

  Total liabilities                                     170,516         227,503

Other commitments and contingencies
  Preferred stock, Series A, $7 stated value;
    200,000 shares authorized, 84,513 shares issued
    and outstanding (1999 -- 92,156)                     59,160          64,510


                              Stockholders' Equity

Stockholders' equity
  Preferred stock, Series B, $1 stated value;
    25,000 shares authorized, 25,000 shares issued
    and outstanding (1999 -- zero)                       25,000               0
  Common stock no par value; 5,000,000 shares
    authorized, 1,583,557 shares issued and
    outstanding (1999 -- 1,631,626)                   1,468,657       1,490,180
  Retained earnings (accumulated deficit)            (1,047,678)     (1,172,114)
                                                    -----------    ------------

  Total stockholders' equity                            445,979         318,066
                                                    -----------    ------------

Total liabilities and stockholders' equity          $   675,655    $    610,079
                                                    ===========    ============

                            See accompanying notes.

                       PROGRESSIVE ASSET MANAGEMENT, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                       Years ended June 30, 2000 and 1999

                                                       2000         1999
                                                    ----------   ----------
Revenues
  Commissions -- FWG                                $  553,167   $   41,154
  Commissions -- Other                                  16,808    2,812,553
  Interest and dividend income                          19,212       21,468
  Other revenue                                          5,010       30,731
                                                    ----------   ----------
  Total revenues                                       594,197    2,905,906

Costs and expenses
  Employee compensation and benefits                   195,127      383,947
  Commissions                                            9,852    1,966,764
  Security clearing charges                                  0      137,203
  Administrative and other                              36,760       99,828
  Broker recruitment                                     3,841        2,000
  Charitable contributions                                   0        3,650
  Communications                                         4,087       92,849
  Dues and subscriptions                                42,013       68,974
  Insurance                                             19,875       64,887
  Occupancy                                             25,693      102,124
  Office expenses                                        4,604       33,793
  Professional fees                                     40,012      121,752
  Promotion and advertising                             32,322       10,253
  Regulatory                                             6,881       47,524
  Taxes and licenses                                     7,483        5,629
  Travel and entertainment                               5,354        6,538
  Depreciation and amortization                          8,463       61,279
  Loss on disposal of assets                                 0       60,657
  Earth Trade settlement                                     0      240,621
                                                    ----------   ----------
  Total costs and expenses                             442,367    3,510,272
                                                    ----------   ----------
Income before income taxes                             151,830     (604,366)

Taxes on income                                          1,600        1,600
                                                    ----------   ----------
Net income (loss)                                   $  150,230   $ (605,966)
                                                    ==========   ==========
Net income (loss) per share
  Basic                                             $     0.09   $    (0.35)
                                                    ==========   ==========
  Fully diluted                                     $     0.05   $    (0.35)
                                                    ==========   ==========
Shares used to compute per share amounts
  Basic                                              1,600,620    1,711,476
                                                    ==========   ==========
  Fully diluted                                      2,774,939    1,711,476
                                                    ==========   ==========

                            See accompanying notes.

                       PROGRESSIVE ASSET MANAGEMENT, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       Years ended June 30, 2000 and 1999


                                       PREFERRED STOCK, SERIES B      COMMON STOCK
                                       -------------------------  --------------------         RETAINED           STOCKHOLDERS'
                                          SHARES    AMOUNT         SHARES      AMOUNT      EARNINGS (DEFICIT)     EQUITY TOTALS
                                          ------    ------        ---------  ----------    ------------------     -------------
Balances, June 30, 1998                        0   $     0        1,614,059  $1,484,146            $(549,133)         $ 935,013

Amount of preferred stock, Series A
  redemption paid at stated value
  over value at issuance                       0         0                0           0              (17,155)          (17,155)

Issuance of stock in the Earth Trade
  settlement                                   0         0           12,067       6,034                  140              6,174

Issuance of common stock                       0         0            5,500           0                    0                  0

Net income (loss)                              0         0                0           0             (605,966)          (605,966)
                                          ------   -------        ---------  ----------          -----------          ---------
Balances, June 30, 1999                        0   $     0        1,631,626  $1,490,180           (1,172,114)           318,066

Issuance of preferred stock, Series B     25,000    25,000                0           0                    0             25,000

Amount of preferred stock, Series A
  redemption paid at stated value
  over value at issuance                       0         0                0           0              (28,030)           (28,030)

Amount of preferred stock, Series A
  canceled by the shareholder                  0         0                0           0                2,236              2,236

Repurchases of common stock                    0         0          (48,069)    (21,523)                   0            (21,523)

Net income (loss)                              0         0                0           0              150,230            150,230
                                          ------   -------        ---------  ----------          -----------          ---------
Balances, June 30, 2000                   25,000   $25,000        1,583,557  $1,468,657          $(1,047,678          $ 445,979
                                          ======   =======        =========  ==========          ===========          =========


                            See accompanying notes.

                       PROGRESSIVE ASSET MANAGEMENT, INC.

                            STATEMENT OF CASH FLOWS
                       Years ended June 30, 2000 and 1999

                                                                2000            1999
                                                              --------       ---------
Cash flows from operating activities
   Net income (loss)                                          $150,230       $(605,966)
   Adjustments to reconcile net income (loss) to net cash
       provided (used) by operating activities
       Unrealized loss (gain) on investments                        43               0
       Depreciation and amortization                             8,463          61,279
       Loss on disposal of assets                                    0          60,657
       Earth Trade settlement (payment) net of issuance
           of preferred stock, Series A at stated value        (75,000)        152,200
       Changes in current assets and liabilities
          Deposits with clearing broker                              0         227,409
          Commissions and other receivables                      1,833             (63)
          Employee advances                                     18,333          (5,262)
          Prepaid expenses                                      (4,866)         78,269
          Accounts payable                                      (7,840)        (11,557)
          Salaries and commissions payable                      (1,030)       (111,659)
          Accrued liabilities                                   26,883         (16,513)
          Payable to clearing broker                                 0          (2,787)
                                                              --------       ---------
   Net cash provided (used) by operating activities            116,963        (173,993)

Cash flows from investing activities
   Purchase of short-term investment                                 0         (12,489)
   Purchase of furniture and equipment                          (9,041)              0
   Proceeds from sale of furniture and equipment                     0           3,089
   Change in deposits                                            3,516         (13,048)
   Proceeds from sale of other investments                           0          50,000
                                                              --------       ---------
   Net cash provided (used) by investing activities             (5,525)         27,552

Cash flows from financing activities
   Issuance of preferred stock, Series B                        25,000           8,744
   Redemption of preferred stock, Series A                     (31,144)        (19,061)
   Issuance of common stock                                          0           6,034
   Repurchase of common stock                                  (21,523)              0
                                                              --------       ---------
   Net cash provided (used) by financing activities            (27,667)         (4,283)
                                                              --------       ---------
Net change in cash and cash equivalents                         83,771        (150,724)

Cash and cash equivalents,
   Beginning of year                                           422,354         573,078
                                                              --------       ---------
   End of year                                                $606,125       $ 422,354
                                                              ========       =========
Supplemental disclosures of cash flow information
   Cash paid during the year for income taxes                    3,200       $       0
                                                              ========       =========

                            See accompanying notes.

                       PROGRESSIVE ASSET MANAGEMENT, INC.
                   Notes to Consolidated Financial Statements
                                  June 30, 2000


Note 1 - Summary of significant accounting policies

        Basis of presentation

        Progressive Asset Management, Inc., (the Company) incorporated in California in 1987 and registered as a broker-dealer under the Securities and Exchange Act of 1934. Through May 1999, the Company was a full-service investment firm specializing in socially responsible investing. As more fully discussed in Note 7, the Company transferred all customer accounts and relationships with client representatives to another broker-dealer. The Company remains registered as a broker-dealer and continues to provide research and referrals in consideration for commission-based fees.

        In its policies, practices and programs, the Company is committed to providing its clients with the highest quality financial products and investment services and to operating as a strong, positive force for social justice and environmental protection. The headquarters of the Company is in Oakland, California.

        The accompanying consolidated financial statements include the accounts of the Company and its subsidiary, Progressive Asset Management Housing, Inc., which had no significant activity during the years ended June 30, 2000 and 1999. Progressive Asset Management Housing, Inc. assisted in the sale and structuring of housing limited partnerships. It still holds limited partnership interests in some of its former clients. The Company eliminated all intercompany balances and transactions in the accompanying consolidated financial statement presentation.

        The Company clears all of its limited trading activities with a clearing broker on a fully disclosed basis. Accordingly, the Company claims exemption from Securities Exchange Commission Rule 15c3-3 because it does not carry customer funds or handle customer securities.

        Cash and cash equivalents

        Cash and cash equivalents consist of demand deposits and a certificate of deposit with an original maturity of three months held by commercial banks and money market funds held by registered investment companies. All cash and cash equivalents are available to the Company within 90 days or less of demand. The carrying amount of cash and cash equivalents approximates fair value due to their short-term nature.

                       PROGRESSIVE ASSET MANAGEMENT, INC.
                   Notes to Consolidated Financial Statements
                                  June 30, 2000


Note 1 - Summary of significant accounting policies (continued)

        Short-term investment and other investments

        The Company classifies investments in marketable securities as short-term investments and records them at their fair market value. The Company classifies investments without a ready market as other investments and records them at the lower of cost or estimated net realizable value.

        Property and equipment

        Property and equipment consists of office and computer equipment and furniture. The Company computes depreciation of property and equipment using the straight-line method over the estimated useful lives of the respective property and equipment, ranging from three to seven years.

        Organization costs

        During the year ended June 30, 2000, the Company fully amortized the remaining balance of the organization costs of its subsidiary. Previously, the Company amortized the organization costs using the straight-line method over five years.

        Security transactions and commissions

        The Company records net commission revenue from FWG (Note 7) and on its limited security transactions on a settlement-date basis. Net commission revenue on unsettled transactions at year-end is not material.

        Advertising costs

        The Company expenses costs for producing and communicating advertising when incurred.

        Income taxes

        The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that are included in financial statements and tax returns in different periods. Under this method, the Company determines deferred tax assets and liabilities based on the difference between financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the years when the Company estimates the differences to reverse. As of June 30, 2000 and 1999, there were no significant deferred tax assets or liabilities.

                       PROGRESSIVE ASSET MANAGEMENT, INC.
                   Notes to Consolidated Financial Statements
                                  June 30, 2000


Note 1 - Summary of significant accounting policies (continued)

        Earnings per share

        The Company calculates basic earnings per share based on the weighted average number of common shares outstanding during the year. The Company calculates fully diluted earnings per share based on the weighted average number of common shares and common stock equivalents, including options and convertible preferred stock, outstanding during the year. Due to an operating loss during the year ended June 30, 1999, the Company did not include any common stock equivalents in the fully diluted earnings per share calculation for that year since all such common stock equivalents were antidilutive.

        Estimated fair value of financial instruments

        Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments," requires the disclosure of the fair value of financial instruments, including assets and liabilities recognized on the statement of financial condition. Management estimates that the aggregate net fair value of financial instruments recognized on the consolidated statement of financial condition (including receivables, payables and accrued expenses) approximates their carrying value, as such financial instruments are short-term in nature, bear interest at current market rates or are stated at their fair value.

        Use of estimates

        The preparation of financial statements in conformity with generally accepted accounting principle requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Although management of the Company bases the estimates on its knowledge of current events and actions it may undertake in the future, actual results may differ.


Note 2 - Earth Trade settlement

        Earth Trade, Inc. (Earth Trade) organized in 1992 to promote sustainable development by marketing both organic and conventional food products from farm cooperatives in the developing world. In previous years, the Company acted as a sales agent in connection with the placement of certain Earth Trade debt and equity securities.

                       PROGRESSIVE ASSET MANAGEMENT, INC.
                   Notes to Consolidated Financial Statements
                                  June 30, 2000


Note 2 - Earth Trade settlement (continued)

        Principally due to continuing losses, the shareholders of Earth Trade voted in May 1997 to voluntarily dissolve and liquidate its net assets. In April 1997, the Company Board of Directors, with consideration of its mission and standards of social responsibility, its thirty percent ownership of Earth Trade and its role as placement agent for debt and equity securities issued by Earth Trade, offered a settlement agreement to the Earth Trade note holders. Under the agreement, in exchange for their residual Earth Trade debt and a general release of liability, the note holders could receive either Company Series A preferred stock with a stated value of $7.00 or Company common stock with a stated value of $5.00. Substantially all the Earth Trade note holders accepted the settlement agreement in January 1998.

        During the year ended June 30, 1998, the Company completed the first closing under the settlement agreement pursuant to which the Company issued 70% of the estimated common and Series A preferred stock expected to be issued.

        Based on the bid price for the Company common stock on the date nearest the settlement agreement acceptance date of $0.50 per share ($0.70 per share of Series A preferred stock, based on the stated value of the common and Series A preferred stock of $5.00 and $7.00 per share, respectively), the Company calculated the Earth Trade settlement expense ($139,363) and liability ($41,800) at June 30, 1998, as follows:

                                     Series A Preferred
                    Common        -------------------------
                    Shares         Amount           Shares         Amount           Total
                  ---------       ---------       ---------       ---------       ---------
Total agreed        113,949       $  56,975         117,697       $  82,388       $ 139,363
Issued 70%          (79,785)        (39,891)        (82,388)        (57,672)        (97,563)
Rounding                  4            (100)             --              --              --
                  ---------       ---------       ---------       ---------       ---------
Remaining            34,168       $  17,084          35,309       $  24,716       $  41,800
                  =========       =========       =========       =========       =========

        The closing of the remaining 30% took place following the additional settlement agreement (see below) and final liquidation of Earth Trade. The Company modified payment of the remaining 30% as 64.67% cash and 35.33% stock to make the total payment equal to 80.6% stock and 19.4% cash. The cash percentage equals the percentage the additional settlement note holders will receive of the Earth Trade debt they held. Closing of the remaining 30% during the year ended June 30, 1999 reconciles as follows:

                       PROGRESSIVE ASSET MANAGEMENT, INC.
                   Notes to Consolidated Financial Statements
                                  June 30, 2000


Note 2 - Earth Trade settlement (continued)

                                                      Series A Preferred
                                     Common        -----------------------
                                     Shares         Amount         Shares         Amount         Total
                                    --------       --------       --------       --------       --------
        Remaining                     34,168       $ 17,084         35,309       $ 24,716       $ 41,800
        Issued 35.33%                (12,067)        (6,034)       (12,491)        (8,744)       (14,778)
        Cash 64.67%                       --             --             --             --        (27,022)
                                    --------       --------       --------       --------       --------
        Remaining                         --       $     --             --       $     --       $     --
                                    ========       ========       ========       ========       ========

        In February 1999, the shareholders approved an additional settlement with certain remaining Earth Trade note holders. Under the agreement, in exchange for their residual Earth Trade debt, a general release of liability and a subordination agreement acceptable to the NASD, the note holders will receive a total of $380,000. Reconciliations of the additional settlement subordinated liability, expense and current and future payments follow. Future payments depend upon the gross revenue of the Company limited by the ability of the Company to meet the NASD net capital requirements. The remaining note holders may elect to exchange their debt for Company common shares held by its chairman. Outstanding amounts, if any, owed to the chairman of the Company due to any exchange of debt for common shares are further subordinated to debt owed the remaining note holders.

        Earth Trade settlement subordinated liability, expense and current and future payments at and for the years ended June 30, 2000 and 1999 reconcile as follows:

        Additional settlement                                                        $380,000
           Payments and adjustments during June 1999
               Paid from final liquidation proceeds of Earth Trade                     83,684
               Earth Trade debt due to the Company                                     28,673
               Cash share paid to the first settlement note holders                    27,022
                                                                                     --------

               Total payments and adjustments                                         139,379

           Earth Trade settlement expense for the year ended June 30, 1999           $240,621
                                                                                     ========

                       PROGRESSIVE ASSET MANAGEMENT, INC.
                   Notes to Consolidated Financial Statements
                                  June 30, 2000


Note 2 - Earth Trade settlement (continued)

        Additional settlement                                                         $380,000
           Payments during June 1999
               Paid from final liquidation proceeds of Earth Trade                      83,684
               Paid by the Company                                                     102,316
                                                                                      --------

               Total payments                                                          186,000
                                                                                      --------
           Earth Trade settlement subordinated liability at June 30, 1999              194,000

           Payment on September 30, 1999                                                75,000
                                                                                      --------

           Earth Trade settlement subordinated liability at June 30, 2000             $119,000
                                                                                      ========

        Remaining minimum and maximum amounts payable by the Company during the years ended June 30, subject to the ability of the Company to meet the NASD net capital requirements, total as follows:

                                                  Minimum       Maximum
                                                  -------       -------
        2001                                      $30,000       $50,000
        2002                                       30,000        50,000
        2003                                       19,000        50,000
        2004                                           --        29,000

        Before the settlement agreements, the Company had no debt or other obligations to Earth Trade or its share or note holders and, accordingly, the settlement agreement is not an extinguishment of debt. However, due to the mandatory redemption feature of the Series A preferred stock (Note 4) issued as part of the first Earth Trade settlement agreement, management has not classified the Series A preferred stock as part of stockholders' equity.


Note 3 - Employee advances

        Employee advances due to the Company at June 30, 2000 and 1999 include amounts totaling $5,515 and $25,229 due from the chairman of the Company.

                       PROGRESSIVE ASSET MANAGEMENT, INC.
                   Notes to Consolidated Financial Statements
                                  June 30, 2000


Note 4 - Series A preferred stock

        The Series A preferred stock issued during the years ended June 30, 1999 and 1998, in connection with the Earth Trade settlement (Note 2), does not pay dividends, is non-voting, has a $7.00 per share liquidation preference over the common and Series B preferred stock and is convertible 1:1 into shares of common stock at the option of the holder or automatically upon the occurrence of certain events. The Series A preferred stock is subject to mandatory redemption annually each November 1 at $7.00 per share. The Company will redeem a portion of the Series A preferred stock based on 1% of its gross revenues, as adjusted and limited by the ability of the Company to meet the NASD net capital requirements. The liquidation preference and remaining redemption requirement of the Series A preferred stock at June 30, 2000 and 1999 total $591,591 and $645,092, respectively. The Company includes the Series A preferred stock on the consolidated statement of financial condition at its value when issued (Note 2) and excludes it from stockholders' equity.


Note 5 - Series B preferred stock

        The Company, as part of a May 1999 agreement with Paradox Holdings, Inc., parent of FWG (Note 7), agreed to sell a 40% ownership interest in the Company; represented by Series B preferred stock, for $25,000. Following approval by the NASD in June 1999, the Company received payment and issued 25,000 shares of Series B preferred stock in July 1999.

        The Series B preferred stock is entitled to 40% of the total dividends declared on common stock, is entitled to vote as if converted to a 40% share of the common stock, has a $1.00 per share liquidation preference (plus declared but unpaid dividends) over the common stock and is convertible into shares of common stock equal to 40% of the common stock after conversion at the option of the holder or automatically after the sooner of the Company receiving $875,000 under the agreement (Note 7) or June 30, 2002.

                       PROGRESSIVE ASSET MANAGEMENT, INC.
                   Notes to Consolidated Financial Statements
                                  June 30, 2000


Note 6 - Common stock options

        In December 1995, the Company adopted a stock option and incentive plan that allows for the issuance of up to 200,000 shares of common stock. The plan provides for the award of stock options, employee stock purchases and restricted stock grants. Of the options awarded, all vest immediately and must be held for up to two years before exercise. Options awarded before December 1995 had holding requirements of up to seven years.

        The Company Board of Directors determines awards of additional stock options, vesting, exercise prices and other option terms. The exercise prices for all options awarded have not been less than the fair market value of the stock as determined by the Board of Directors at the date of grant. Certain options require a 10% premium on the option price under certain circumstances. Outstanding options at June 30, 2000 expire from December 31, 2000 through 2005 and reconcile as follows:

                                                        Price    Shares       Expiration
                                                        -----    ------       ----------
        Remaining from grants during the calendar
           years ended December 31
           1991-4                                       $1.00     13,657         2000
           1991-4                                        1.00      6,000         2001
           1995                                          2.00      3,227         2001
           1995                                          2.00      2,000         2002
           1996                                          1.00      2,324         1999
           1996                                          1.00     32,000         2002
           1996                                          2.00      2,500         2002
           1997                                          1.00     31,628         2002
           1997                                          1.00     14,500         2003
           1998                                          0.24      1,500         2003
           1998                                          0.24      1,000         2004
                                                                 -------

           Outstanding June 30, 1999                             110,336

           Granted December 31, 1999                     0.49      1,500         2005
           Expired December 31, 1999                     1.00     (2,324)        1999
                                                                 -------
           Outstanding June 30, 2000                             109,512
                                                                 =======

                       PROGRESSIVE ASSET MANAGEMENT, INC.
                   Notes to Consolidated Financial Statements
                                  June 30, 2000


Note 6 - Common stock options (continued)

        The Company records its stock-based awards using the intrinsic value method of accounting in accordance with Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees" and its related interpretations. Accordingly, the Company recognized no compensation expense in the accompanying financial statements. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation (SFAS 123)," requires the disclosure of pro forma net income had the Company adopted the fair value method of accounting. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differs from the stock option awards of the Company. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which significantly affect the calculated values. The Company has not completed the pro forma calculations to determine the fair value of its option awards.


Note 7 - Paradox Holding, Inc. and FWG agreement

        In May 1999 the Company entered into agreement with Paradox Holdings, Inc., parent of Financial West Investment Group, Inc. (FWG), in which the Company transferred all of its customer accounts and relationships with client representatives to FWG. FWG retains 4.75% of all gross commissions generated by the transferred representatives (and any other representatives recruited by the Company in the future), pays commissions and reimburses certain expenses to the transferred representatives and remits the net commissions to the Company. FWG retains only 2.25% of all gross commissions until the difference (2.50% of all gross commissions) paid to the Company totals $875,000.

        The Company records payments from FWG in connection with the transfer as commission revenue. Of the total FWG commissions the Company recorded as revenue during the years ended June 30, 2000 and 1999, $101,709 and $7,328, respectively, represent payments against the $875,000 with $765,963 and $867,672, respectively, still due at June 30, 2000 and 1999. Paradox Holdings, Inc. has guaranteed payments to the Company by FWG, Inc.

                       PROGRESSIVE ASSET MANAGEMENT, INC.
                   Notes to Consolidated Financial Statements
                                  June 30, 2000


Note 8 - Taxes on income

        The income tax provision for the years ended June 30, 2000 and 1999 consists of minimum state franchise taxes.

        At June 30, 2000 and 1999, the Company had net operating loss carryforwards available to reduce future federal and California income taxes estimated as follows:

        Expiring June 30                             Federal       California
                                                    --------       ----------
           2000                                     $ 11,000        $     --
           2001                                        2,000              --
           2002                                        3,000          11,000
           2003                                        3,000         150,000
           2004                                        3,000         229,000
           2012                                       46,000              --
           2013                                      358,000              --
           2019                                      559,000              --
                                                    --------        --------
           Totals available at June 30, 1999         985,000         390,000

        Used at June 30, 2000 from amounts
          expiring June 30
           2000                                       11,000              --
           2001                                        2,000              --
           2002                                        1,000          11,000
           2003                                           --         139,000
           2012                                       46,000              --
           2013                                       95,000              --
                                                    --------        --------
           Totals used at June 30, 2000              155,000         150,000

        Expiring June 30
           2002                                        2,000              --
           2003                                        3,000          11,000
           2004                                        3,000         229,000
           2013                                      263,000              --
           2019                                      559,000              --
                                                    --------         -------
           Totals available at June 30, 2000        $830,000        $240,000
                                                    ========        ========

                       PROGRESSIVE ASSET MANAGEMENT, INC.
                   Notes to Consolidated Financial Statements
                                  June 30, 2000


Note 8 - Taxes on income (continued)

        At June 30, 2000 and 1999, the Company had carryforwards of unused tax credits related to low-income housing of approximately $58,000 and $49,000, respectively, from several partnerships in which the Company has invested or received participating interests.

        Under certain 1986 Tax Reform Act provisions, the availability of the net operating loss carryforwards is subject to limitation upon a change in ownership of more than 50% of the stock of the Company.


Note 9 - Employee benefit plans

        At June 30, 1999 and through December 31, 1999, the Company maintained a 401(k) profit sharing plan for the benefit of its employees. The plan allowed for both Company and employee elective contributions. The Board of Directors of the Company determined contributions to the plan annually subject to certain maximum amounts allowable under the Internal Revenue Code. The Company made no elective contributions to the plan during the years ended June 30, 2000 and 1999. Effective December 31, 1999, the Company terminated the 401(k) profit sharing plan.

        Effective July 1, 2000, the Company began offering a SIMPLE profit sharing plan for the benefit of its employees. Like the predecessor 401(k) profit sharing plan, the SIMPLE profit sharing plan allows for both Company and employee elective contributions. Additionally, the Company is required to match employee elective contributions up to the lesser of an individual employee's actual elective contributions or 3% of an employee's salary. Company matching contributions accrued on salary earned in June 2000, paid in July 2000 and eligible for Company matching contributions totaled $176. Additionally, the Company accrued expenses to terminate the 401(k) profit sharing plan and establish the SIMPLE profit sharing plan totaling $2,000.

                       PROGRESSIVE ASSET MANAGEMENT, INC.
                   Notes to Consolidated Financial Statements
                                  June 30, 2000


Note 10 - Credit risk and concentrations

        At and during the years ended June 30, 2000 and 1999, the Company maintained deposit balances at a commercial bank in excess of federal deposit insurance amounts. Federal deposit insurance does not cover money market amounts held by registered investment companies.

        Amounts held by, due from and earned from FWG (Note 7) represent concentrations in the following percentages at or during the years ended June 30, 2000 and 1999, as follows:

                                                        2000%      1999%
                                                        -----      -----
        Cash and cash equivalents                         28%        39%
        Short-term investment, at fair value             100%       100%
        Commissions and other receivables                 80%        24%
        Commission revenues                               97%         1%

        Additionally, the balance of commission revenues clears through FWG.


Note 11 - Commitments and contingencies

        The company leases its office facility under an operating lease expiring January 12, 2001. At June 30, 2000, remaining future minimum lease payments for the year ended June 30, 2001 totaled $21,636. During the years ended June 30, 2000 and 1999, rent expense, net of sublease payments, totaled $25,693 and $102,124, respectively.

        During the years ended June 30, 2000 and 1999, sublease payments paid to the Company totaled $17,412 and $11,108, respectively, of which an entity controlled by an officer and director of the Company paid $7,728 and $5,508, respectively.

        The Company, in the ordinary course of its business, is named in matters arising from its activities as a broker-dealer. In the opinion of management, based upon discussions with legal counsel, the resolution of these matters will not have a material adverse effect on the financial condition of the Company.

                       PROGRESSIVE ASSET MANAGEMENT, INC.
                   Notes to Consolidated Financial Statements
                                  June 30, 2000


Note 12 - Net capital requirement

        Pursuant to the net capital provisions of Rule 15c3-1 of the Securities and Exchange Act of 1934, the Company is required to maintain both minimum net capital, as defined under such provisions, and a ratio of aggregate indebtedness to net capital not to exceed 15 to 1. At June 30, 2000 and 1999, the Company has net capital of $418,155 and $392,486, respectively, which is $$413,155 and $292,486, respectively, in excess of its required net capital of $5,000 and $100,000, respectively. At June 30, 2000 and 1999, the ratio of aggregate indebtedness to net capital was 0.1232 and 0.0853 to 1, respectively.


Note 13 - Quarterly financial results (unaudited)

        The unaudited revenues and income (loss) of the Company for the four quarters ending June 30, 2000 and 1999 total as follows:

                                       Revenues        Income (loss)
                                       --------        -------------
        September 30, 1999             $121,508           $11,996
        December 31, 1999               129,488            33,589
        March 31, 2000                  162,139            46,357
        June 30, 2000                   181,062            58,288

        September 30, 1998              804,285           (45,691)
        December 31, 1998               732,643          (187,622)
        March 31, 1999                  849,107           (94,894)
        June 30, 1999                   519,871           (37,138)

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Progressive Asset Management, Inc.

/s/ Eric Leenson                                   Date: September 28, 2000
by Eric Leenson, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Peter Camejo                                   Date: September 28, 2000
Peter Camejo, Chairman of the Board
and Chief Executive Officer


/s/ Eric Leenson                                   Date: September 28, 2000
Eric Leenson, Chief Financial Officer
and Member of the Board of Directors


/s/ Catherine Cartier                              Date: September 28, 2000
Catherine Cartier, Secretary
and Member of the Board of Directors


/s/ Peggy Saika                                    Date: September 28, 2000
Peggy Saika, Member of the Board of Directors


/s/ Michael S. Wyman                               Date: September 28, 2000
Michael S. Wyman, Member of the Board of Directors


/s/ Nina Lau-Branson                               Date: September 28, 2000
Nina Lau-Branson, Member of the Board of Directors


/s/ Gene Valentine                                 Date: September 28, 2000
Gene Valentine, Member of the Board of Directors


/s/ Edward L. Price                                Date: September 28, 2000
Edward L. Price, Member of the Board of Directors

                                 EXHIBIT INDEX

Exhibit 2      (a) Restated Articles of Incorporation(1)
               (b) Bylaws(1)
Exhibit 6      (a) Stock Option Plan(1)
               (b) Standstill Agreement between PAM and Paradox Holdings(1)
               (c) Agreement between PAM and Sustainable Systems, Inc.
Exhibit 12     (a) Purchase Agreement Among Paradox Holdings, PAM and FWG(1)
Exhibit 27     Financial Data Schedule


Footnote:

(1) Incorporated by reference to the Company's Registration Statement on Form 10SB, Amendment 2, filed August 9, 2000.