Form 10QSB
period 2000-09-30
PROGRESSIVE ASSET MANAGEMENT INC
filed 2000-11-14
CIK 862801

                                   FORM 10-QSB

(Mark One)

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

        [ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
                ACT

                For the transition period from _______ to __________

                Commission file number _________________________

                       PROGRESSIVE ASSET MANAGEMENT, INC.
       (Exact name of small business issuer as specified in its charter)

           CALIFORNIA                                   90-804853
(State or other jurisdiction of                       (IRS Employer
 incorporation or organization)                     Identification No.)

               1814 Franklin Street, Suite 710, Oakland, CA 94612
                    (Address of principal executive offices)

                                 (510) 834-3722
                           (Issuer's telephone number)

--------------------------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,631,626 shares of Common Stock as of September 30, 2000.

Transitional Small Business Disclosure Format (Check one): Yes [X] No [ ]

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

                       PROGRESSIVE ASSET MANAGEMENT, INC.
             Condensed Consolidated Statement of Financial Condition

                                            September 30,    September 30,
                                                2000             1999
                                            -----------       -----------
                             Assets
Current assets
        Cash and cash equivalents           $   537,167       $   407,605
        Short-term investment, at
          fair value                                  0                 0
        Commissions and other
          receivables                            67,570            54,819
        Other current assets                     25,538            64,845
                                            -----------       -----------
        Total current assets                    630,275           527,269

Property and equipment, net                      14,729            13,631

Other assets                                     22,128            21,332
                                            -----------       -----------

Total assets                                $   667,132       $   562,232
                                            ===========       ===========

               Liabilities and Stockholders' Equity

Current liabilities
        Accounts payable and
          accrued liabilities               $    44,744       $    34,590
                                            -----------       -----------
        Total current liabilities                44,744            34,590

Other liabilities                                78,074           119,000
Preferred stock, Series A                        59,160            64,510

Stockholders' equity
        Preferred stock, Series B                25,000            25,000
        Common stock, no par value            1,468,657         1,479,250
        Retained earnings
          (accumulated deficit)              (1,008,503)       (1,160,118)
                                            -----------       -----------

        Total stockholders' equity              485,154           344,132
Total liabilities
  and stockholders' equity                  $   667,132       $   562,232
                                            ===========       ===========

                       PROGRESSIVE ASSET MANAGEMENT, INC.
                 Condensed Consolidated Statement of Operations

                                       Three months    Three months
                                           ended           ended
                                       September 30,   September 30,
                                           2000            1999
                                       ------------    ------------
Total revenues                          $  140,558      $  121,508

Costs and expenses
        Employee compensation
          and benefits                      61,663          47,800
        Other costs and expenses            39,720          61,712
                                        ----------      ----------

        Total costs and expenses           101,383         109,512
                                        ----------      ----------

Income before income taxes                  39,175          11,996

Taxes on income                                  0               0
                                        ----------      ----------

Net income (loss)                       $   39,175      $   11,996
                                        ==========      ==========

Net income (loss) per share
        Basic                           $     0.02      $     0.01
                                        ==========      ==========
        Fully diluted                   $     0.01      $     0.00
                                        ==========      ==========

Shares used to compute
  per share amounts
        Basic                            1,600,620       1,656,048
                                        ==========      ==========
        Fully diluted                    2,774,939       2,810,793
                                        ==========      ==========

                       PROGRESSIVE ASSET MANAGEMENT, INC.
                 Condensed Consolidated Statement of Cash Flows

                                       Three months    Three months
                                          ended            ended
                                       September 30,   September 30,
                                           2000            1999
                                        ---------       ---------
Cash flows from
  operating activities

        Net income (loss)               $  39,175       $  11,996
        Adjustments to reconcile
          net income (loss) to
          net cash provided (used)
          by operating activities          (8,133)        (51,745)
                                        ---------       ---------

        Net cash provided (used)
          by operating activities          31,042         (39,749)

        Net cash provided (used)
          by investing activities               0               0

        Net cash provided (used)
          by financing activities               0          25,000
                                        ---------       ---------

        Net change in cash
          and cash equivalents             31,042         (14,749)

Cash and cash
equivalents,

        Beginning of period               506,125         422,354
                                        =========       =========
        End of period                   $ 537,167       $ 407,605
                                        =========       =========

Item 2. Management's Discussion and Analysis or Plan of Operation.

(A) Financial Results of the First Quarter, Fiscal Year 2001. During the quarter that ended September 30, 2000, Progressive Asset Management, Inc. ("PAM") continued to produce positive financial results. PAM generated total revenues of $140,558 in relation to expenses of $101,383. This means that PAM had net income of $39,175 for the quarter--with earnings of 0.02 cents per share (0.01 cents per share, fully diluted. In comparison, for the same quarter in the previous fiscal year PAM earned total revenues of $121,508 in relation to $109,502 in expenses, yielding $ 11,996 in net profit.

As we have discussed in past reports, under the new strategic alliance with Financial West Group ("FWG"), FWG executes securities transactions and receives the commissions for registered representatives who are members of the PAM Network. Then FWG distributes the preponderance of the commissions to the registered representatives, retaining a portion which is shared with PAM.

The financial results for the fifth quarter under this new system provide continuing positive confirmation of PAM's new business plan.

(B) National Office Move. PAM's national office is in the process of moving to 1010 Oak Grove Road, Concord, CA 94518. The phone number will remain 800-786-2898, and the email address will remain pam@progressive-asset.com. The move will be made the end of calendar year 2000.

(C) Bottom Line 2001 Conference. PAM is joining with the

E-Education Advisors to co-convene a new conference, Bottom Line 2001: The Future of Fiduciary Responsibility. The Conference will take place at The Mark Hopkins Hotel in San Francisco, California, April 18 through April 20, 2001.

Bottom Line 2001 will be the inaugural, educational conference for fiduciaries designed to explore and debate the growing inclusion of social and environmental factors within the context of public and private fiduciary responsibility. The conference will invite elected officials public fiduciaries, trustees, and staff from pension funds, foundations, religious organizations, labor unions, family trust offices, colleges and universities to examine these issues in an educational environment.

PAM and E-Education Advisors have developed a high-quality program for Bottom Line 2001. A wide range of investment organizations have agreed to cosponsor the conference. Invitations have been sent out and early interest on the pail of the institutional investment community is high.

(D) ProgressiveTrade. In September 2000, and as reported in PAM's Annual Report, PAM agreed to move forward in a strategic alliance with Sustainable Systems, Inc., to establish ProgressiveTrade as a new company to offer socially-responsible investing to on-line investors. PAM will own 70% of the initial stock of ProgressiveTrade and Sustainable Systems will own 30%.

The purpose of ProgressiveTrade is to design and build an on-line social screening system that offers investors a way to create and apply their own social and environmental screens to evaluate investments and then execute trades in those investments through one or more affiliated on-line brokerages.

ProgressiveTrade is being formed as a new corporation with offices in the Communication Technology Cluster business incubator in downtown Oakland. A full business plan is being completed and initial capital is being raised. At present, PAM's maximum financial commitment to this endeavor is $100,000.

(D) Conclusion. Management is pleased that PAM's new business model is working, the financial results of the first three-quarters are favorable, and the PAM Network is growing. We continue to appreciate the support of our shareholders as PAM offers investors the opportunity to invest for financial return and social progress.

Any statements contained in this Annual Report that relate to future plans, events, or performance are forward-looking statements that involve risks and uncertainties, including, but not limited to, changes in general economic conditions, intense competition for customers and pressure on brokerage and other fees charged, the mood of the investing public, changes in political attitude towards socially-responsible investments. PAM cautions that the foregoing list of important factors is not exclusive. Developments in any of these areas could cause PAM's results to differ materially from results that have been or may be projected by or on behalf of PAM. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as the date of this statement. PAM does not undertake to update any forward-looking statement that may be made from time-to-time by or on behalf of PAM.

                            PART II-OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a) Furnish the exhibits required by Item 601 of Regulation S-B.


Exhibit 2      (a) Restated Articles of Incorporation(1)
               (b) Bylaws(1)
Exhibit 6      (a) Stock Option Plan(1)
               (b) Standstill Agreement between PAM and Paradox
                   Holdings(1)
               (c) Agreement between PAM and Sustainable Systems, Inc.(2)
Exhibit 12     (a) Purchase Agreement Among Paradox Holdings,
                   PAM and FWG(1)
Exhibit 27     Financial Data Schedule


Footnotes: (1) Incorporated by reference to the Company's Registration Statement on Form 10SB, Amendment 2, filed August 9, 2000. (2) Incorporated by reference to the Company's Form 10-KSB filed on September 28, 2000.

(b) Reports on Form 8-K. No Forms 8-K were filed during the quarter for which this report is filed, listing the items reported, any financial statements filed and the dates of such reports.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROGRESSIVE ASSET MANAGEMENT, INC.


Date: November 14, 2000                /s/
                          -------------------------------
                          Eric Leenson, President and Chief
                          Financial Officer


Date: November 14, 2000                /s/
                          -------------------------------
                          Catherine Cartier, Secretary

                                 EXHIBIT INDEX



EXHIBIT
NUMBER         DESCRIPTION
------         ----------------
Exhibit 2      (a) Restated Articles of Incorporation(1)
               (b) Bylaws(1)
Exhibit 6      (a) Stock Option Plan(1)
               (b) Standstill Agreement between PAM and Paradox
                   Holdings(1)
               (c) Agreement between PAM and Sustainable Systems, Inc.(2)
Exhibit 12     (a) Purchase Agreement Among Paradox Holdings,
                   PAM and FWG(1)
Exhibit 27     Financial Data Schedule