Form 10QSB
period 2000-12-31
PROGRESSIVE ASSET MANAGEMENT INC
filed 2001-02-02
CIK 862801

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                For the quarterly period ended December 31, 2000

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                            For the transition period from _______ to __________


                                Commission file number _________________________

                       PROGRESSIVE ASSET MANAGEMENT, INC.
        (Exact name of small business issuer as specified in its charter)

           CALIFORNIA                                  90-804853
  (State or other jurisdiction of           (IRS Employer Identification No.)
   incorporation or organization)

                     1010 Oak Grove Road, Concord, CA 94518
                  ---------------------------------------------
                    (Address of principal executive offices)

                                  800-786-2998
                        --------------------------------
                           (Issuer's telephone number)

-------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,520,604 shares of Common Stock as of December 31, 2000.

Transitional Small Business Disclosure Format (Check one): Yes [X] No [ ]

PART I-FINANCIAL INFORMATION
Item 1. Financial Statements.

                       PROGRESSIVE ASSET MANAGEMENT, INC.
            Condensed Consolidated Statement of Financial Condition


                                                                   December 31,                  December 31,
                                                                        2000                           1999
                                                           ==========================   ===========================


Assets
    Current assets
                Cash and cash equivalents                                  $  528,683                  $    418,793
                Short-term investment, at fair value                                0                             0
                Commissions and other receivables                              86,665                        48,416
                Other current assets                                           23,339                        33,790
                                                                                        ---------------------------

                Total current assets                                          638,687                       500,999

    Property and equipment, net                                                13,799                        13,971

    Other assets                                                               40,273                        34,350
                                                           --------------------------   ---------------------------

    Total assets                                                           $  692,759                  $    562,232
                                                           ==========================   ===========================


Liabilities and Stockholders' Equity
  Current liabilities
    Accounts payable and accrued liabilities
                                                                           $   35,381                  $     51,096
                                                           --------------------------   ---------------------------

    Total current liabilities                                                  35,381                        51,096

  Other liabilities                                                            78,074                       119,000

  Preferred stock, Series A                                                    45,608                        58,366

  Stockholders' equity
    Preferred stock, Series B                                                  25,000                        25,000
    Common stock, no par value                                              1,443,126                     1,479,250
    Retained earnings (accumulated deficit)                                 (934,430)                   (1,183,362)
                                                                                        ---------------------------

    Total stockholders' equity                                                485,154                       344,132
  Total liabilities and stockholders' equity
                                                                           $  667,132                  $    562,232
                                                           ==========================   ===========================

                       PROGRESSIVE ASSET MANAGEMENT, INC.
                 Condensed Consolidated Statement of Operations


                                                                      Three months ended            Three months ended
                                                                       December 31, 2000             December 31, 1999
                                                            ============================    ==========================

Total revenues                                                                 $  189,125                   $  129,488

Costs and expenses
    Employee compensation and benefits                                             47,436                       44,329
    Other costs and expenses                                                       67,616                       51,570
                                                            -----------------------------   --------------------------

    Total costs and expenses                                                      115,052                       95,899
                                                            -----------------------------   --------------------------

Income before income taxes                                                         74,073                       33,589

Taxes on income                                                                         0                            0
                                                            -----------------------------   --------------------------

Net income (loss)                                                              $   74,073                   $   33,589
                                                            =============================   ==========================
                                                            =============================   ==========================

Net income (loss) per share
    Basic                                                                      $     0.05                        $0.02
                                                            =============================   ==========================
    Fully diluted                                                              $     0.03                   $     0.01
                                                            =============================   ==========================
                                                            =============================   ==========================

Shares used to compute per share amounts
    Basic                                                                       1,562,368                    1,583,557
                                                            =============================   ==========================
    Fully diluted                                                               2,736,687                    2,757,876
                                                            =============================   ==========================
                                                            =============================   ==========================





                       PROGRESSIVE ASSET MANAGEMENT, INC.
                 Condensed Consolidated Statement of Cash Flows


                                                                    Three Months Ended           Three Months Ended
                                                                     December 31, 2000            December 31, 1999
                                                          ============================    =========================

Cash flows from operating activities
    Net income (loss)                                                          $74,073                      $33,589
    Adjustments to reconcile net income (loss) to net
    cash provided (used) by operating activities                               (25,329)                      34,432
                                                          ----------------------------    -------------------------



Net cash provided (used) by operating activities                                48,744                       34,432

Net cash provided (used) by investing activities                               (18,145)                           0

Net cash provided (used) by financing activities                               (39,083)                     (56,833)
                                                          ----------------------------    -------------------------

Net change in cash and cash equivalents                                         (8,484)                      11,188

Cash and cash equivalents,
  Beginning of period                                                          537,167                      407,605
                                                          ----------------------------    -------------------------

  End of period                                                               $528,683                     $418,793
                                                          ============================    =========================
                                                          ============================    =========================



Item 2. Management's Discussion and Analysis or Plan of Operation.

(A) Results of Second Quarter. The results of PAM's Second Quarter is described in the "REPORT TO SHAREHOLDERS" dated February 1, 2001. A copy is included as
Exhibit 19 to this Form 10-QSB and is incorporated by reference as part of this
Item 2.

(B) National Office Move. PAM's national office has completed its move to 1010 Oak Grove Road, Concord, CA 94518. The phone number will remain 800-786-2898, and the email address will remain pam@progressive-asset.com.

PAM recently entered into a lease with Mr. Camejo for the space now occupied as the principal offices of PAM. The term of the lease ends October 1, 2002. The office space is approximately 960 square feet. The rent, payable monthly, is $1,660.00, and includes utilities. PAM's management believes the terms of the lease are below market rate at the time the lease was entered into and was approved by a majority of the disinterested members of the Board of Directors.

Any statements contained in this Quarterly Report that relate to future plans, events, or performance are forward-looking statements that involve risks and uncertainties. These include: but are not limited to, changes in general economic conditions, particularly the recent down-turn in the economy, intense competition for customers, pressures on brokerage, other fees charged, most notably the competition among firms offering brokerage services on-line, the mood of the investing public and the changes in political attitude toward socially responsible investments. PAM cautions that the foregoing list of important factors is not exclusive. Developments in any of these areas could cause PAM's results to differ materially from results that have been or may be projected by or on behalf of PAM. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this statement. PAM does not undertake to update any forward-looking statements that may be made from time to time by or on behalf of PAM.

PART II-OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits required by Item 601 of Regulation S-B.

Exhibit 2         (a)  Restated Articles of Incorporation(1)
                  (b)  Bylaws(1)
Exhibit 6         (a)  Stock Option Plan(1)
                  (b)  Standstill Agreement between PAM and Paradox Holdings(1)
                  (c)  Agreement between PAM and Sustainable Systems, Inc.(2)
Exhibit 12        (a)  Purchase Agreement Among Paradox Holdings, PAM and FWG(1)
Exhibit 19        Report to Shareholders, dated February 1, 2001
Exhibit 27        Financial Data Schedule

Footnotes: (1) Incorporated by reference to the Company's Registration Statement on Form 10-SB, Amendment 2, filed August 9, 2000. (2) Incorporated by reference to the Company's Form 10-KSB, filed on September 28, 2000.

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

PROGRESSIVE ASSET MANAGEMENT, INC.


Date: February 1, 2001              /s/ Eric Leenson
                                    ----------------------------------
                                    Eric Leenson, President and
                                    Chief Financial Officer


Date: February 1, 2001              /s/ Catherine Cartier
                                    ----------------------------------
                                    Catherine Cartier, Secretary