Form 10QSB
period 2001-03-31
PROGRESSIVE ASSET MANAGEMENT INC
filed 2001-05-04
CIK 862801

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                                   For the quarterly period ended March 31, 2001

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

                     1010 Oak Grove Road, Concord, CA 94518
                   -------------------------------------------
                    (Address of principal executive offices)

                                  800-786-2998
                                ----------------
                           (Issuer's telephone number)


     ----------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,520,604shares of Common Stock as of March 1, 2001.

Transitional Small Business Disclosure Format (Check one): Yes [X] No [ ]

PART I-FINANCIAL INFORMATION
Item 1. Financial Statements.

PROGRESSIVE ASSET MANAGEMENT, INC.

Condensed Consolidated Statement of Financial Condition

                                                                              March 30,                   March 30,
                                                                                   2001                        2000
                                                             ---------------------------    ------------------------
Assets
      Current assets
               Cash and cash equivalents                                    $   505,862                    $468,065
               Commissions and other receivables                                 69,904                      57,617
               Other current assets                                              46,558                      23,140
                                                             ---------------------------    ------------------------

               Total current assets                                             622,324                     548,822

      Property and equipment, net                                                12,869                      13,106

               Other assets                                                      40,273                      34,380
                                                             ---------------------------    ------------------------

               Total assets                                                 $   675,466                    $596,308
                                                             ===========================    ========================

Liabilities and Stockholders' Equity
      Current liabilities
               Accounts payable and accrued liabilities                         $14,531                     $51,698
                                                             ---------------------------    ------------------------

               Total current liabilities                                         14,531                      51,698

      Other liabilities                                                          78,074                     119,000

      Preferred stock, Series A                                                   8,184                      58,366

      Stockholders' equity
               Preferred stock, Series B                                         25,000                      25,000
               Common stock, no par value                                     1,443,126                   1,479,250
               Retained earnings (accumulated deficit)                         (893,449)                 (1,137,006)
                                                             ---------------------------    ------------------------

               Total stockholders' equity                                       574,677                     367,244
                                                             ---------------------------    ------------------------

      Total liabilities and stockholders' equity                            $   675,466                    $596,308
                                                             ===========================    ========================


PROGRESSIVE ASSET MANAGEMENT, INC.

Condensed Consolidated Statement of Operations



                                                            Three months ended                 Three months ended
                                                                     March 30,                          March 30,
                                                                          2001                               2000
                                                    ---------------------------         -------------------------
Total revenues                                                     $   128,938                       $   162,139

Costs and expenses
         Employee compensation and benefits                             43,555                           101,854
         Other costs and expenses                                       44,402                            13,928
                                                    ---------------------------         -------------------------

         Total costs and expenses                                       87,957                           115,782
                                                    ---------------------------         -------------------------

Income before income taxes                                              40,981                            46,357

Taxes on income                                                              0                                 0
                                                    ---------------------------         -------------------------

Net income (loss)                                                  $    40,981                       $    46,357
                                                    ===========================         =========================

Net income (loss) per share
         Basic                                                     $      0.03                       $      0.03
                                                    ===========================         =========================
         Fully diluted                                             $      0.02                       $      0.02
                                                    ===========================         =========================

Shares used to compute per share amounts
         Basic                                                       1,537,667                         1,583,557
                                                    ===========================         =========================
         Fully diluted                                               2,711,986                         2,757,876
                                                    ===========================         =========================


PROGRESSIVE ASSET MANAGEMENT, INC.

Condensed Consolidated Statement of Cash Flows

                                                               Three months ended             Three months ended
                                                                        March 30,                      March 30,
                                                                             2001                           2000
                                                       --------------------------     --------------------------
Cash flows from operating activities
         Net income (loss)                                               $40,981                        $46,357
         Adjustments to reconcile net income (loss) to
         net cash provided (used) by operating
         activities
                                                                         (26,378)                         2,915
                                                        -------------------------     --------------------------

         Net cash provided (used) by operating                            14,603                         49,272
         activities

Net cash provided (used) by investing activities                               0                              0

Net cash provided (used) by financing activities                         (37,424)                             0
                                                        -------------------------     --------------------------

Net change in cash and cash equivalents                                  (22,821)                        49,272

Cash and cash equivalents,
         Beginning of period                                             528,683                        418,793
                                                        -------------------------     --------------------------

         End of period                                                  $505,862                       $468,065
                                                        =========================     ==========================


Item 2. Management's Discussion and Analysis or Plan of Operation.

Results of Second Quarter. The results of PAM's Second Quarter is described in the "REPORT TO SHAREHOLDERS" dated May 4, 2001. A copy is included as Exhibit 19 to this Form 10-QSB and is incorporated by reference as part of this Item 2.

Forward-Looking Statements. Any statements contained in this Quarterly Report that relate to future plans, events, or performance are forward-looking statements that involve risks and uncertainties. These include: but are not limited to, changes in general economic conditions, particularly the recent down-turn in the economy, intense competition for customers, pressures on brokerage, other fees charged, most notably the competition among firms offering brokerage services on-line, the mood of the investing public and the changes in political attitude toward socially responsible investments. PAM cautions that the foregoing list of important factors is not exclusive. Developments in any of these areas could cause PAM's results to differ materially from results that have been or may be projected by or on behalf of PAM. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this statement. PAM does not undertake to update any forward-looking statements that may be made from time to time by or on behalf of PAM.

PART II-OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits required by Item 601 of Regulation S-B.

Exhibit 2     (a)    Restated Articles of Incorporation(1)
              (b)    Bylaws(1)
Exhibit 6     (a)    Stock Option Plan(1)
              (b)    Standstill Agreement between PAM and Paradox Holdings(1)
              (c)    Agreement between PAM and Sustainable Systems, Inc.(2)
Exhibit 12    (a)    Purchase Agreement Among Paradox Holdings, PAM and FWG(1)
Exhibit 19           Report to Shareholders, dated May 4, 2001

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

PROGRESSIVE ASSET MANAGEMENT, INC.


Date: May 4, 2001          By: /s/ Eric Leenson
                               ------------------------------------
                               Eric Leenson, President and
                               Chief Executive Officer


Date: May 4, 2001          By: /s/ Catherine Cartier
                               ------------------------------------
                               Catherine Cartier, Secretary