Form 10KSB
period 2001-06-30
PROGRESSIVE ASSET MANAGEMENT INC
filed 2001-09-28
CIK 862801

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

[X]    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934. For the fiscal year ended June 30, 2001.

[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 For the transition period from ___________ to _____________

                       Progressive Asset Management, Inc.
                 (Name of small business issuer in its charter)


           California                                    90-804853
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

    1010 Oak Grove Road, Concord, CA                       94518
(Address of principal executive offices)                 (Zip Code)

Issuer's telephone number (800) 786-2998


         Securities registered under Section 12(b) of the Exchange Act:
                                      NONE

         Securities registered under Section 12(g) of the Exchange Act:
                        1,631,626 shares of Common Stock

                                  Common Stock
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for its most recent fiscal year $603,605

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of September 21, 2001 is $0.57.

The number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 2001, is 1,460,104.


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

Transitional Small Business Disclosure Format (Check one): Yes  [X];  No  [ ]

                    INFORMATION REQUIRED IN ANNUAL REPORTS OF
                       TRANSITIONAL SMALL BUSINESS ISSUERS

The Issuer has elected to furnish the information required by Items 6-11 of Model B of Form 1-A, as well as the information required by Parts II and III of Form 10-KSB.

ITEM 6. DESCRIPTION OF BUSINESS

(a) Narrative Description of Business.

(1) Business of Progressive Asset Management, Inc. ("PAM").

(i) PAM Provides Securities Brokerage and Advisory Services.

(A) Introduction. PAM was incorporated in California July 14, 1987. It is registered as a broker- dealer with the NASD and as an investment adviser with the State of California. PAM is a member of SIPC and the MSRB. PAM significantly restructured the manner in which it provides services to the public in 1999. This restructuring is described in section (B) below.

(B) PAM Provides Its Services Principally Through Financial West Group, Inc., ("FWG"). Prior to 1999, PAM had its corporate office in Oakland, California, an office in New York, New York, and offered its services through several other independent offices operated by persons who were registered representatives of PAM. In March 1999, PAM entered into an agreement with FWG and Paradox Holdings, Inc. ("Paradox"). FWG is a wholly-owned subsidiary of Paradox. FWG is a broker-dealer, registered with the NASD, with 47 offices and approximately 400 registered representatives. FWG is an NASD, SIPC, and MSRB member. FWG is also registered as a investment adviser with the Securities and Exchange Commission, the State of California and several other states. Financial transactions are processed through Correspondent Services Corporation ("CSC"), a wholly owned, fully guaranteed subsidiary of PaineWebber, Inc.

Under the agreement among the parties, PAM transferred all of its customer accounts and its registered representatives to FWG. Three persons remain registered representatives with PAM as well as becoming registered representatives of FWG. (For purposes of convenience, persons registered through FWG are referred to as "employees" although many are classified as "independent contractors" under federal or state law.)

For purposes of marketing and convenience, the registered representatives of FWG who concentrate on socially-responsible investing and use the services of PAM, are referred to as the "PAM Network" so that it is clear to the investor that the services of PAM are utilized to achieve the goals of the client to have a portfolio that meets the client's social responsibility goals. Because of the requirements of the NASD and the California Department of Corporations, all signage, correspondence and agreements state that all transactions are conducted through FWG. Consequently, the PAM Network serves as the socially responsible investment arm of FWG, with PAM providing participants in the PAM Network with state of the art socially responsible investment services - social screening, shareholder advocacy, and information on community investing.

As part of the ongoing relationship, PAM receives a portion of the gross commission income generated by the FWG registered representatives who are designated as members of the PAM Network, but no portion of the gross commission generated by FWG registered representatives who are not members of the PAM Network.

The gross commissions generated by FWG registered representatives who are members of the PAM Network are shared between the registered representatives who earn the commissions, FWG, and PAM. According to the agreement among the parties, FWG receives 4.75% of the commission. PAM receives what remains after the portions of the commission due to the registered representative and the portion due to FWG have been subtracted. Therefore, the exact amount PAM will receive on any one transaction depends on the amount of compensation the individual registered representative is entitled to receive. The amount a registered representative is entitled to receive is negotiated between FWG and the registered representative and is not made public. However, for purposes of illustration, a registered representative commonly receives approximately 86% of the gross commissions, FWG receives 4.75%, and this results in PAM receiving the balance of the gross commission.

This fiscal year was the second full fiscal year of operation under the new structure created by the strategic alliance with FWG. In this relationship, PAM provides social research, stock screening, and other services to the brokers in the PAM Network. To date this alliance has proved beneficial to both parties.

In the fiscal year ending June 30, 2001, PAM produced total revenues of $603,605 with expenses of $ 407,316. This means that PAM had an after-tax net profit of $194,689 with basic earnings per share of $0.13 per share and fully diluted earnings per share of $0.07. In comparison, during the previous fiscal year, PAM earned gross revenues of $594,197 with expenses of $442,367, realizing a net profit of $150,230 with fully diluted earnings per share of $ 0.05.

The significant increase in profitability is a result primarily of successfully cutting operating expenses, continuing benefits from moving to an independent contractor broker model, and benefitting from the alliance with FWG. These changes in PAM's operations generated a greater increase in profits than was realized from the modest increase in revenues of only 2%.

The nearly flat revenue growth belies the fact that total productivity of the brokers in the PAM Network increased by 8%. This increased productivity is not fully reflected in revenue growth. During the year PAM reduced its portion of the commissions it receives from its override from FWG in order to give the PAM Network brokers a higher payout to reward their success and loyalty. PAM management is committed to making the payouts to brokers as competitive as possible.

It was no small achievement to obtain revenue growth during the past, very difficult year in the stock market. Many brokerage firms have laid off staff, and the mutual fund industry in general has seen a dramatic plunge in new investment. PAM's success in fiscal 2001 is attributable in part to the growth of several key offices in the Boston and New York areas, and to the recruitment of new brokers, who for the most part came on late in the year. Should investor sentiment stay in the doldrums, there can be no assurance that PAM can continue the present trend of revenue growth, and may indeed suffer significant declines.

The size of the PAM Network is not static because it is not limited to the registered representatives whose registrations were transferred from PAM to FWG. Members of the PAM Network can include persons who were registered representatives of FWG before PAM and FWG entered into the agreement as well as new registered representatives. PAM assists FWG in recruiting registered representatives who are interested in promoting socially-responsible investing. Since the transfer of the registrations of the registered representatives from PAM to FWG in 1999, the number of registered representatives in the PAM Network, has nearly doubled from 23 to 42.

The following is a summary of the number of registered representatives of FWG who are members of the PAM Network and the income to PAM generated by these representatives over the last fiscal year.

Number of           Gross Revenues Generated by            Portion of Gross Revenues Paid
Representatives     Representatives  Received by FWG       Pam by FWG
42                  $4.4 million                           $577,720

The increased number of registered representatives has helped generate new clients and thus new sources of income both from the transaction-based fees they generate as well as potential advisory fee income. On the other hand, the increased number of registered representatives has not required an increase in the overhead of PAM since FWG absorbs the costs of the additional registered representatives.

As part of the agreement among the parties, Paradox has purchased a minority equity stake in PAM equal to 40% of the voting power of all the outstanding stock of PAM. Paradox cannot purchase any additional shares of PAM until January 2, 2002. The NASD approved the March 1999 agreement among the parties in late June 1999, and the purchase of PAM shares by Paradox was completed in early July 1999. The March 1999 agreement among the parties is incorporated by reference as
Exhibit 12(a).

As a further incentive for entering into the relationship with FWG, PAM receives an additional 2.5% of the gross commissions generated by FWG registered representatives who are members of the PAM Network over and above the basic amount. This additional payment will cease once FWG has paid PAM a total of $875,000 from the gross commissions generated by FWG registered representatives who are members of the PAM Network. Income of PAM from any other source is not included in determining when the additional $875,000 is fulfilled. For purposes of illustration, again, a registered representative commonly receives approximately 86% of the gross commissions, FWG receives 2.25% (5% minus 2.75%), and this results in PAM receiving 11.75% of the gross commission.

                      Current Commission       Commission Structure after
                         Structure (%)          PAM receives $875,000 (%)
                      ------------------       --------------------------
Registered
Representative                  86                          86
FWG                           2.25                        4.75
PAM                          11.75                        9.25

FWG is a registered investment adviser and persons who it employs, where required, are registered investment adviser representatives. FWG has special programs that utilize its own proprietary system to select stock of companies that meet its financial criteria for inclusion in the accounts it manages or has discretionary authority. FWG submits these selections to PAM for screening to identify those companies that meet the social and environmental criteria set by PAM and FWG. PAM receives 5% of the gross amount of the asset-based fee that FWG as a registered investment advisor periodically receives from clients of FWG for this service. However, if the FWG employee responsible for the managed account is a member of the PAM Network, then

PAM does not receive this management fee.

The resulting "Socially Screened Portfolio" is a product marketed directly by FWG registered representatives in presentations to current and prospective clients. The registered representatives use promotional material prepared by and paid by FWG. The incremental cost to PAM for providing the social screening to FWG is negligible since PAM is continually screening companies as part of the services it provides directly to members of the PAM Network.

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

* Offices in Arizona, California, Iowa, Indiana, Kentucky, Maryland, Massachusetts, Michigan, New Hampshire, New Jersey, New York, Ohio, Oregon, Pennsylvania, and Wisconsin.

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

PAM has a relationship to assist Trainer Wortham & Company, Inc. ("Trainer Wortham") to offer socially-screened management of short-term funds of cities and other institutional investors. Trainer Wortham is registered with the SEC as an investment adviser and has over $4.4 billion in management. It is the investment management subsidiary of First Republic Bankcorp, a regional bank with its headquarters in San Francisco, CA. Under the arrangement with Trainer Wortham,

PAM will be responsible for socially-screening investments and marketing this service while Trainer Wortham manages the investments, making the investment decisions. For its services, PAM receives a portion of the advisory fees charged by Trainer Wortham. The amount of the advisory fees that PAM receives is 10% of the total management fee with respect to all funds invested by Trainer Wortham on behalf of clients using PAM's screening services. Separately, for each investor referred to Trainer Wortham by PAM, PAM will receive a percentage of the total management fee Trainer Wortham receives from that client. During the first 12 months, the amount will be 25%; for the second 12 months, 20%; for the third 12 months,15%; for the fourth 12 months, 10%; and for the fifth 12 months and each month thereafter, 5%. This relationship has not yet generated income for PAM.

In the past fiscal year, PAM and PAM staff continued to play leadership roles in a variety of special projects with significance for the field of socially responsible investment and, during this fiscal year PAM initiated the following new projects.

*PAM Engages Enron on Rights of Indigenous People and Protection of Bio-Diversity. Progressive Asset Management's shareholder advocacy campaign for 2001 was highlighted by its role leading a proxy resolution considered at the annual meeting of shareholders of Enron Corporation. Joined by a diverse coalition of socially responsible shareholders, grass-roots organizations and indigenous representatives, PAM requested that Enron prepare a report analyzing the impacts of the company's global operations on biodiversity and indigenous peoples.

This initiative was precipitated by Enron's potential development of a controversial wind farm project in the Columbia Hills area of Washington state, and the effect it would have on the environment and on indigenous people, such as the members of the Yakama Nation. Prior to the Enron annual general meeting, the coalition held a series of meetings with Enron's management to begin addressing the relevant concerns. This issue of protecting the sensitive area of Columbia Hills in Washington has been met with a tepid response from Enron management.

In early May, PAM joined members of the coalition and Yakama Nation representatives to formally present the resolution to Enron's Board of Directors and assembled shareholders at the company's annual general meeting in Houston. Votes in favor totaled 7.9%, far exceeding the threshold for a first year resolution, which allows it to be re-filed the subsequent year.

The coalition led by PAM continues to be actively engaged with Enron and is working to coordinate a face-to-face meeting between Enron and Yakama Nation representatives on tribal land in the autumn of 2001.

*Bottomline 2001: The Future of Fiduciary Responsibility. Between April 18- 20 2001, nearly 200 institutional investors and their advisors met in San Francisco to discuss the future of their responsibilities to address social and environmental issues within the context of their fiduciary duties. It was an historic conference in that trustees of public pension funds, labor funds, faith-based institutions, and foundations gathered together to participate in a three day session that would have been unimaginable only two or three years ago.

In addition to a large California contingent, attendees came from Washington, Oregon, New Mexico, Hawaii, Colorado, Michigan, New York, Illinois and Vermont. Trustees and board members of organizations with more than $700 billion in assets learned how SRI has outperformed over other investment strategies during the past decade. Presentations were supported by impressive academic studies and empirical data. Trustees also heard expert legal opinions confirming that social and environmental factors are valid considerations when making financial decisions.

Conference participants universally agreed that the overall quality of the presentations was outstanding. One of the key themes present throughout the conference was the emerging concept of "fiduciary capitalism": the notion that institutions should exert influence on companies through their investments, in which in some cases reach 50% ownership of major U.S. corporations. In so doing, trustees may profoundly change the manner in which companies are managed.

Based on the work of keynote speaker Robert Monks, a pioneer in corporate governance issues, and the writings of professors James Hawley and Andrew Williams, it appears that "fiduciary capitalism" may have significant implications for social responsibility. The speakers noted that under the guidance of active institutional owners, corporate accountability and long-term strategic thinking will replace quarter to quarter emphasis on short-term gains that do not take sustainability into full account. Pension funds, by far the largest source of capital, must look out for the interests of their contributing participants over a 40 year time horizon.

Bottomline 2001 succeeded in promoting a provocative, educational atmosphere. Surprisingly, information does not normally flow between the different institutional sectors. Trustees left with a better foundation to raise concerns about social and environmental investment issues with their respective institutions. The conference was initiated and hosted by PAM and the Global Academy, a non-profit organization dedicated to stimulating dialogue on vital topics.

The success of the conference showed the importance for PAM to play a leadership role in organizing directed, educational activities. Such efforts provide considerable potential for moving investors toward greater acceptance of SRI and eventually in creating new business opportunities for PAM.

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

* Ongoing social screening.

* Regular performance monitoring.

* Shareholder advocacy.

* Custodial services.

These services are supported by PAM through the PAM Network. In addition to providing these services through the PAM Network, PAM directly provides clients ongoing social screening and shareholder advocacy services. PAM at present does not receive compensation for shareholder advocacy. Its compensation for ongoing social screening is negotiated between PAM and the client.

(IV) The Client Base Includes Large and Small Investors. Since any investor, large or small, can have a portfolio structured to be socially-responsible, persons who use the services of the PAM Network can have an account as small as $1,000. The average size of an account is approximately $100,000, with at least 80% of the accounts under $500,000. Clients include individuals, unions, religious organizations, and non-profit organizations. The largest client utilizing the services of FWG registered representatives in the PAM Network is a religious organization, but which has been responsible for 8% of PAM's gross revenue in fiscal years 2000 and 2001.

Through its relationship with FWG, PAM receives compensation on certain transactions on a per-trade basis as a broker-dealer, and receives compensation for advisory services, as an investment adviser. PAM also generates fees separately from its relationship with FWG principally from "social screening."

The income from brokerage transactions through FWG equal approximately 70% of PAM's gross revenues, and the income from investment advisory fees through FWG equal approximately 30% of PAM's gross revenues. PAM no longer acts as an underwriter for any offerings.

(ii) Status of New Products or Services.

*ProgressiveTrade Securities, Inc. In June 2000, PAM formed a strategic alliance with Sustainable Systems, Inc., (SSI) to explore the creation of ProgressiveTrade, as a new company to offer socially responsible investing to on-line investors. The idea behind ProgressiveTrade is to design and build an on-line social screening system that offers investors a way to create and apply their own social and environmental screens to evaluate investments and then execute trades in those investments through one or more affiliated on-line brokerages. Under the agreement between PAM and SSI, the parties conducted feasability studies and formed a new corporation in which PAM owns 70% of the initial stock in ProgressiveTrade and SSI owns 30%. PAM's maximum financial commitment is $100,000, and to date, expenditures have not exceeded $25,000. Based on initial studies and planning, the parties in September 2000, agreed to incorporate ProgressiveTrade (which has been done), raise initial capital and complete a feasibility study. The agreement between the parties is identified as
Exhibit 6(c) to this filing.

Since PAM has played a pioneering role in the definition of the field of socially responsible investing, the company has a powerful location from which to launch ProgressiveTrade, which will incorporate PAM's proprietary social research and social screening systems.

ProgressiveTrade is the joint venture between PAM and SSI to create an on-line socially- responsible investment brokerage firm, and is moving steadily closer to launching. SSI is the Managing Member of the Communication Technology Cluster, LLC, a successful incubator for high tech communications start-ups located in the recently restored historic Rotunda Building in downtown Oakland, California. ProgressiveTrade has offices in the Communication Technology Cluster, taking advantage of the many services offered by the incubator setting.

ProgressiveTrade has been incorporated, finished its business plan, and begun the process of building its on-line socially responsible investment system. Recently, ProgressiveTrade negotiated a favorable Memorandum of Understanding with a provider of on-line trading and back-office brokerage services. Based on this progress, ProgressiveTrade is in discussions with interested potential investors. The official launch date of ProgressiveTrade has not been set because of the uncertain status of the markets and the competitive nature of the business.

*Transition Period. The last two years were spent making the successful transition to our new business model with FWG. Now the essence of PAM's business strategy may be described as follows:

1) Actively recruit more NASD licensed financial professionals to the Network.

2) Help increase the production of existing brokers with marketing and product initiatives.

3) Explore new business opportunities that do not require much outlay of PAM's capital.

To achieve these objectives, PAM has taken several important steps in restructuring its staff. In March 2001 the PAM Board chose Eric Leenson to lead the company for the next year as

President and CEO, while Peter Camejo will remain as Board Chair. This change was approved unanimously, as was a resolution thanking Peter for his devoted service as CEO over the past 14 years. In his role as CEO, Eric Leenson will be able to dedicate more management time for implementation of the business plan, especially in the area of broker recruitment.

To that end, PAM has hired a Director of Business Development and will dedicate more resources to promote activities oriented to fulfill points 1 and 2 of the strategy described above. In fact, PAM has been understaffed in the business development area for some time. In the short run these shifts are likely to cut significantly into the level of profitability attained in fiscal 2001. However, increasing the number and productivity of brokers is crucial for the long-term health of the Company. In addition, the current, substantial rise in investor sentiment favoring socially responsible investing (SRI) makes the upcoming period an unique time frame for attracting experienced professionals.

In one other major shift, James Nixon, long-time Vice President of Sustainable Development left PAM to focus on his work at Sustainable Systems, Inc. (SSI), a company that PAM helped found in 1993. SSI is the founder and manager of a successful incubator for high tech start-ups located in Oakland, California.

SSI is also Managing Director of a project initiated by the Bay Area Council that is establishing an innovative $250 million family of community investment funds.

The fiscal year that began on July 1, 2001 will be a difficult, but exciting one. In the financial realm, PAM's profitability will be challenged by investor fears resulting from a weakened stock market, as well as by the allocation of funds for the implementation of the business plan. The creation of a real business development capacity is one of the most important initiatives undertaken in PAM's history. PAM will need to monitor carefully the cost benefit balance of this program. The ability of Progressive Trade to obtain adequate financing and begin operations will be a factor influencing the degree of success in the coming year.

On the social advocacy side PAM will continue to leverage resources for shareholder advocacy and community investing efforts. Interest in SRI issues by institutional shareholders is likely to grow. PAM is well positioned to develop educational services for that constituency, and for the investing public in general, should it be determined that such activity will generate a meaningful contribution to profitability.

Any statements contained in this filing that relate to future plans, events, or performance are forward-looking statements that involve risks and uncertainties, including, but not limited to, changes in general economic conditions, intense competition for customers and pressure on brokerage and other fees charged, the mood of the investing public, changes in political attitude towards socially-responsible investments. The terrible attack on September 11, 2001, on targets in the United States create even greater uncertainty and insecurity. No one yet knows the ramifications of these incidents. PAM cautions that the foregoing list of important factors is not exclusive. Developments in any of these areas could cause PAM's results to differ materially from results that have been or may be projected by or on behalf of PAM. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as the date of this statement. PAM does not undertake to update any forward-looking statement that may be made from time-to-time by or on behalf of PAM.

(iii) Estimated Amount Spent on Research. Less than $20,000 has been spent on company- sponsored research to develop new products or services during the last two years and no money has been spent on customer-sponsored research to develop new products or services.

(iv) Number of Employees. PAM has two full-time employees and five part-time employees for a total of seven employees, including three of whom are registered representatives with FWG. Peter Camejo, Eric Leenson, Cathy Cartier, remain as registered principals of PAM. Staff in the offices of the 19 affiliates of the PAM Network are employees of the independent contractor offices that make up the PAM Network.

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

(2) Future Financial Performance.

(i) Distinctive or special characteristics of the financial services industry, which may have a material impact upon Progressive Asset Management's financial performance, include:

* Changes in technology. The advent of internet trading, direct consumer access to ever- increasing quantities of research information and lower commission rates are having a significant impact on the securities industry. Such changes have pushed down the profit-margins on transaction-based fees, especially those charged on the internet. Furthermore, the increased usage of the internet for trading requires all securities brokerage firms to consider offering such a service. The availability of free or low-cost advice through print, television and the internet have increased the pressure on profit-margins for offering advice.

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

* Rapid growth of socially responsible investment up 82% to $2.16 trillion with screened portfolios up 183% to $1.49 trillion, according to the 1999 SRI Trends Report of the Social Investment Forum, the professional association of socially responsible investment professionals. One of the reasons for the rapid growth of socially responsible investing is the positive financial performance of socially responsible investment. Also, according to the Forum in a July 26, 2001 press release. Ten of the 15 screened funds (66%) with $100 million or more in assets earned top marks for performance from either or both Morningstar and Lipper Analytical Services for the one and three year periods ending June 30, 2001. The rapid growth of socially responsible investment is both positive, in that the market for the services of PAM and the PAM Network is expanding, and also negative in that competition within that market is also increasing. The number of individual socially responsible investment practitioners is growing and some of the major brokerage houses are adding socially responsible investment divisions. Larger firms may have an advantage in recruiting registered representatives, including the possibility of recruiting from FWG and the PAM Network because they offer significant bonuses.

*The trading of PAM's common stock will remain on the NASD Bulletin Board. Because trading on the Bulletin Board is extremely light in comparison with trading on the NASDAQ or trading on an exchange, trading of PAM's stock will remain illiquid, thus limiting the ability to trade its stock.

(ii) Impact of the Earth Trade settlement. Earth Trade, Inc. (Earth Trade) was organized in 1992 to promote sustainable development by marketing both organic and conventional food products from farm cooperatives in the developing world. In prior years, the Company acted as a sales agent in connection with the placement of certain Earth Trade debt and equity securities.

Principally due to continuing losses, the shareholders of Earth Trade voted in May 1997 to voluntarily dissolve and liquidate its net assets. In April 1997, the Company Board of Directors, with consideration of its mission and standards of social responsibility, its 30% ownership of Earth Trade and its role as placement agent for debt and equity securities issued by Earth Trade, offered a settlement agreement to the Earth Trade note holders. Under the agreement, in exchange for their residual Earth Trade debt and a general release of liability, the note holders could receive either Company Series A preferred stock with a stated value of $7.00 (fair market value on settlement date of $0.70) or Company common stock with a stated value of $5.00 (fair market value on settlement date of $0.50). Substantially all the Earth Trade note holders accepted the settlement agreement in January 1998.

In February 1999, the shareholders approved an additional settlement with certain remaining Earth Trade note holders. Under the agreement, in exchange for their residual Earth Trade debt, a general release of liability and a subordination agreement acceptable to the NASD, the note holders will receive a total of $380,000. A reconciliation of the additional settlement subordinated liability and current and future payments follow. Future payments depend upon the gross revenue of the Company limited by the ability of the Company to meet the NASD net capital requirements (Note 16). The remaining note holders may elect to exchange their debt for PAM common shares held by its chair. Outstanding amounts, if any, owed to the chair of PAM due to any exchange of debt for common shares are further subordinated to debt owed the remaining note holders.

The settlement of the claims with the Earth Trade noteholders has removed a cloud on the future operations of PAM, and terminated what could have resulted in a series of arbitrations and court cases that PAM's legal counsel estimated would have cost PAM in excess of $100,000 in attorneys' fees. Furthermore, under the terms of the settlement, PAM is able to extend the payments over approximately 10 years without the payment of any interest.

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

ITEM 7. DESCRIPTION OF PROPERTY

*National Office. PAM's national office is at 1010 Oak Grove Road, Concord, CA 94518. The phone number is 800-786-2998, and the email address is pam@progressive-asset.com. PAM entered into a lease with Mr. Camejo for the space now occupied as the principal offices of PAM. The term of the lease ends October 1, 2002. The office space is approximately 960 square feet. The rent, payable monthly, is $1,660.00, and includes utilities. PAM's management believes the terms of the lease are below market rate at the time the lease was entered into and was approved by a majority of the disinterested members of the Board of Directors.

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

ITEM 8. DIRECTORS, EXECUTIVE OFFICERS, AND SIGNIFICANT EMPLOYEES

The members of the board of directors of PAM are elected at the annual meeting of shareholders and serve until the next annual meeting of shareholders or until their successors are elected. The most recent annual meeting was held February 22, 2001.

(a) Names, Ages, and Experience of Directors and Executive Officers.

Peter Camejo, Chair of the Board of PAM. Peter Camejo has served as CEO and Board member since PAM's inception in 1987. From the inception of PAM until April 1, 2001, Mr. Camejo was also the Chief Executive Officer of PAM. Before co-founding PAM, he was an investment broker at Merrill Lynch and Prudential Bache. Mr. Camejo has, in addition to his Series 7 General Securities license, a Series 24 General Principal license, a Series 4 Options license, and a Series 3 Commodities license.

Active in the environmental movement, Mr. Camejo has served as a member of the Board of Directors of EarthShare and the Chair of the Council for Responsible Public Investment. He is also a member of the Board of the Contra Costa County Employee Retirement Association. Mr. Camejo, originally from Venezuela, is a naturalized U.S. citizen. He is 61 years old, married and has two children.

Catherine Cartier, Secretary, Chief Administrative Officer and Director. Ms. Cartier joined PAM at its inception in 1987 and has served as a Board member and Corporate Secretary since 1994.

Prior to joining PAM, Ms. Cartier worked for Lehman Brothers and Prudential Bache. She earned a BA from St. Mary's College and holds her Series 7 General Securities license, Series 24 General Principal license, Series 53 Municipal Principal license. Ms. Cartier is 51 years old.

Eric Leenson, President, Chief Executive Officer, Chief Financial Officer and Director. Eric Leenson has been a member of the Board since 1989. He has been CFO since 1990, President since 1992, and became Chief Executive Officer on April 1, 2001. In his positions, he is responsible for the day-to-day oversight of the firm's operations. He is also responsible for its financial accounting and reporting. He holds a Series 7 General Securities license, a Series 24 General Principal license, and a Series 4 Options license.

Mr. Leenson left his position as a financial consultant at Merrill Lynch to join PAM in October 1987. Prior to joining Merrill Lynch, he was co-founder and long time Managing Director of La Pena Cultural center in Berkeley, CA. Mr. Leenson is 52 years old. Mr. Leenson received a B.A. from the Woodrow Wilson School of Princeton University in 1970, and an M.B.A. from the University of California, Berkeley in 1986.

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

Mr. Stein's business experience includes management consulting with the United Research Company, founding Kalman Stein Associates, a management consulting firm in Berkeley, CA and establishing and managing the Strong Foundation for Environmental Values. He was also the Executive Director of the Environmental Federation of California. Mr. Stein is 48 years old.

Michael S. Wyman, Director. Mr. Wyman is a Board member of PAM, serving in his second term. Mr. Wyman is a graduate of Pomona College, class of 1972 and Hastings College of Law, class of 1981. He is member in good standing of the California State Bar.

Mr. Wyman has worked as a lettuce picker, dishwasher, writer, editor, corporate director. More recently, he was CEO of It's Electric!, an electric car dealership from 1998 through January 1999. Before his involvement with It's Electric!, and since he left, It's Electric!, he has been a private investor in the field of socially responsible investing. Earlier he held the positions of editor, associate director, and director for the Center for Democracy in the Americas in Washington, D.C. Prior to his tenure at the Center, Mr. Wyman was an attorney in private practice. Mr. Wyman is 50 years old.

Nina Lau-Branson, Director. Nina Lau-Branson is serving her second term on the Board. After receiving her MBA in Finance from the University of Wisconsin, Ms. Lau-Branson was employed by Price Waterhouse Coopers. As the first Corporate Controller for Wind River Systems in Alameda, CA, Ms. Lau-Branson was an integral part of the team that brought Wind River Systems public. During her tenure with Wind River Systems they grew to a company with over $50 million in revenues and operations in over ten countries. Ms. Lau-Branson lives in Oakland, California and is 45 years old.

Gene Valentine, Director. Gene Valentine is serving his second full one-year term on the Board. He joined the Board in June 1999. Mr. Valentine is Chairman of the Board and Chief Executive Officer of FWG. Mr. Valentine has a BS degree from Bethany College and also attended the University of Vienna. Mr. Valentine is also the President and Founder of Second Byte Foundation which provides computers to at-risk children. Mr. Valentine is 51 years old.

Edward L. Price, Director. Mr. Price is serving his second term. Mr. Price is Director and Chief Administrative Officer of FWG. Mr. Price has a BA from the U.S. Naval Academy and a MBA from the University of California, Berkeley. Previously a CPA with Touche Ross, Mr. Price joined FWG in 1998. Mr. Price is 50 years old.

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

ITEM 9. REMUNERATION OF DIRECTORS AND OFFICERS

(a) Aggregate Annual Remuneration.

Name                         Capacities in which                 Aggregate
                             Remuneration Was Received           Remuneration

Peter Camejo                 Chair, Broker                       $12,875

Eric Leenson                 President, CEO, CFO, Broker         $84,606

Catherine  Cartier           Corporate Secretary,
                             Operations Manager                  $16,615

This information was prepared on a cash basis.

(b) Future Remuneration. Peter Camejo will receive $15,000 per year in salary. Eric Leenson will receive $65,000 per year in base salary. Catherine Cartier will receive $15,000 per year in salary. Subsequent to the strategic alliance with FWG, each of these corporate officers is a registered representative with FWG and receives commission income through Financial West Group, but that income is not generated through Progressive Asset Management, Inc.

ITEM 10. SECURITY OWNERSHIP

(a) Principal Holders of Voting Securities. (Each of the three highest paid persons who are officers and directors; all officers and directors as a group; shareholders holding more than 10% of any voting class.)

Title                 Name                           Amount of   Percent of
of Class              and Address                     Shares       Class
--------              -----------                    ---------   ----------
Common Shares         Peter Camejo
                      1010 Oak Grove Road
                      Concord, CA 94518               360,718       24.7

Common Shares         Eric Leenson
                      1010 Oak Grove Road
                      Concord, CA 94518                78,350        5.4

Common Shares         Catherine Cartier
                      1010 Oak Grove Road
                      Concord, CA 94518                20,000        1.4

Common Shares         All Officers
                      and Directors                   567,834       38.9

Series B              Paradox Holdings, Inc.
Preferred             2663 Townsgate Rd.
Shares                Westlake Village, CA 91361           25,000       100

The Series B Preferred Shares, held by Paradox Holdings, Inc., when combined with the common stock, has voting power equal to 40% of the total shares that can be cast. Consequently, the following is the voting power of the following persons when factoring in the voting power of the Series B Preferred Shares:
Peter Camejo 14.8% ; Eric Leenson 3.2%, Catherine Cartier .08%; and all Officers and Directors, 23.3%. Under the Standstill Agreement between PAM and Paradox, until January 1, 2002, neither party can take steps to change the relative voting power of Paradox. This agreement is identified as Exhibit 6(b) to this filing.

(b) Other Holders of 10% Voting Securities. None.

(c) Certain holders of Non-Voting Securities.

                                                 Amount of           Percent of
Title of Class        Name and Address             Shares               Class
--------------        ----------------           ---------           ----------
Class Preferred A     Lakshima Inc.                14,863               18.9
                      36 Rosebery Ave.
                      Ottawa, ON  K1S  1W2

(d) Options, warrants, and rights. None of the persons listed in item (a) above, hold any options, warrants, or rights reportable under this section.

ITEM 11. INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS

Peter Camejo, Chair of the Board of Directors has entered into an agreement whereby certain holders of notes of Earth Trade, Inc., in which PAM held an interest, may exchange such notes for shares of PAM held by Mr. Camejo. The notes are payable by PAM. This transaction is explained in more detail under "PART II, ITEM 5. RECENT SALES OF UNREGISTERED SECURITIES (b) Securities Being Offered, Shares issued in settlement with creditors of Earth Trade, Inc."

Mr. Camejo has also entered into an agreement with PAM for the office space occupied by PAM. This transaction is explained in more detail under "PART I,
ITEM 7. DESCRIPTION OF PROPERTY."

                                     PART II

Item 1. Market Price of Dividends on the Registrant's Common Equity and Other Shareholder Matters.

(a) Market Information.

PAM's common stock has been reported on the OTCBB under the symbol PAMI since 1997 and the following are the highs and lows reported on the OTCBB for the periods listed.

      Quarter                           High              Low
      -------                           ----              ---
July-September 1999                    .68750            .375
October-December 1999                  .50               .40925
January-March 2000                     .4375             .40625
April-June 2000                        .4375             .01
July-September 2000                    .43               .03
October-December 2000                  .50               .01
January-March 2001                     .30               .30
April-June 2001                        .51               .25

The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. Market makers who posted bids or offers during the period listed above are Herzog, Heine, Geduld, Inc., Wien Securities Corp., Hill, Thompson, Magid & Co., Citadel Securities Corp., Knight Securities, LLP, and Paragon Capital Corporation. You can find price quotes on the OTC Bulletin Board website www.otcbb.com using the symbol PAMI.

The PAM Board believes that one of the best ways to increase value for shareholders is to continue buying back PAM common shares on the NASDAQ's OTC Bulletin Board. During fiscal 2001 PAM acquired 124,953 common shares at an average price of 41 cents per share for a total expenditure of $51,085. Because of securities industry regulations , PAM Management and PAM Network registered representatives can not discuss the advisability of the purchase or sale of PAM stock.

(b) Holders of Common Stock. The number of holders of common stock are 137.

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

Item 2. Legal Proceedings.

There are no legal proceedings pending or threatened against PAM.

Item 3. Changes in and Disagreements with Accountants.

There have been no changes in or disagreements with accountants.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

Item 5. Compliance with Section 16(a) of the Exchange Act.

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of PAM's equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of equity securities of PAM. Officers, directors and greater than 10% shareholders are required to furnish PAM with copies of all Section 16(a) forms they file. To PAM's knowledge, persons as defined above have complied with all applicable section 16(a) requirements during the preceding fiscal year.

Item 6. Reports on Form 8-K.

No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                    PART F/S

The following pages, starting with page F-i, are the financial statements and supplemental information of PAM for the fiscal year end June 30, 2001, with the reports of independent auditors. Please note that because PAM is a registered broker-dealer, the financial statements and supplemental information contain information required by the Securities and Exchange Commission that a registered broker-dealer must provide that other businesses need not provide in comparable financial statements.

                                    CONTENTS

                                                                              Page
                                                                              ----
Financial Statements

        Report of Independent Auditors                                          1

        Statement of Financial Condition                                        2

        Statement of Operations                                                 4

        Statement of Stockholders' Equity                                       5

        Statement of Cash Flows                                                 6

        Notes to Financial Statements                                           7


Supplemental Information

        Report of Independent Auditors on Supplemental Information              22

        Statement of Changes in Liabilities Subordinated to Claims of General
               Creditors                                                        23

        Computation of Net Capital under Rule 15c3-1 of the Securities and
               Exchange Commission                                              24

        Reconciliation Pursuant to Rule 17a-5(d)(4)                             25

        Computation for Determination of Reserve Requirements                   26

        Information Relating to Possession or Control Requirements              26

        Report of Independent Auditors on Internal Accounting Control
               Required by SEC Rule 17a-5                                       27

                         Report of Independent Auditors


Board of Directors
Progressive Asset Management, Inc.

We have audited the accompanying statement of financial condition of Progressive Asset Management, Inc. as of June 30, 2001 and 2000, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the management of Progressive Asset Management, Inc. Our responsibility is to express an opinion on these financial statements, based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Progressive Asset Management, Inc. as of June 30, 2001 and 2000, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.


Markle Stuckey Hardesty & Bott
Larkspur, California
August 8, 2001

                       PROGRESSIVE ASSET MANAGEMENT, INC.
                        Statement of Financial Condition
                             June 30, 2001 and 2000

                                                                 2001                  2000
                                                               ---------             ---------
Assets
    Current assets
        Cash and cash equivalents                              $ 479,383             $ 506,125
        Investment securities, at fair market value              108,979                13,124
        Commissions and other receivables                         54,638                87,991
        Employee advances                                          2,930                 6,896
        Prepaid expenses                                          16,308                20,328
                                                               ---------             ---------

        Total current assets                                     662,238               634,464

    Property and equipment, at cost                               30,114                30,114
        Accumulated depreciation                                 (19,189)              (14,455)
                                                               ---------             ---------

        Property and equipment, net                               10,925                15,659

   Other assets
        Deposits                                                   1,467                 9,532
        Other investments, at cost                                19,300                16,000
        Advances to unconsolidated subsidiary                     24,179                     0
                                                               ---------             ---------

        Total other assets                                        44,946                25,532
                                                               ---------             ---------

        Total assets                                           $ 718,109             $ 675,655
                                                               =========             =========


                             See accompanying notes.

                       PROGRESSIVE ASSET MANAGEMENT, INC.
                        Statement of Financial Condition
                             June 30, 2001 and 2000

                                                                       2001                    2000
                                                                    -----------             -----------
Liabilities
    Current liabilities
     Accounts payable                                               $    10,548             $    14,560
     Salaries and commissions payable                                     5,927                  10,073
     Accrued liabilities                                                 13,500                  26,883
     Income taxes payable                                                 1,600                       0
                                                                    -----------             -----------

     Total current liabilities                                           31,575                  51,516

    Other liabilities
     Earth Trade settlement - Subordinated                               78,074                 119,000
                                                                    -----------             -----------

    Total liabilities                                                   109,649                 170,516


Other commitments and contingencies
     Preferred stock, Series A, $7 stated value;
             200,000 shares authorized, 78,670 shares
             issued and outstanding (2000 - 84,513)                      55,069                  59,160


Stockholders' equity
     Preferred stock, Series B, $1 stated value; 25,000
             shares authorized, 25,000 shares issued and
             outstanding (2000 - 25,000)                                 25,000                  25,000


     Common stock, no par value; 5,000,000 shares
             authorized, 1,460,104 shares issued and
             outstanding (2000 - 1,583,557)                           1,418,187               1,468,657
     Retained earnings (accumulated deficit)                           (889,796)             (1,047,678)
                                                                    -----------             -----------

     Total stockholders' equity                                         553,391                 445,979
                                                                    -----------             -----------

     Total liabilities and stockholders' equity                     $   718,109             $   675,655
                                                                    ===========             ===========


                             See accompanying notes.

                       PROGRESSIVE ASSET MANAGEMENT, INC.
                             Statement of Operations
                       Years ended June 30, 2001 and 2000

                                                        2001                  2000
                                                     ----------            ----------
Revenues
       Commissions - FWG                             $  576,541            $  553,167
       Commissions - Other                                1,219                16,808
       Interest and dividend income                      25,845                19,212
       Other revenue                                          0                 5,010
                                                     ----------            ----------

       Total revenues                                   603,605               594,197

Costs and expenses
       Employee compensation and benefits               194,175               195,127
       Commissions                                            0                 9,852
       Administrative and other                               0                36,760
       Broker recruitment                                     0                 3,841
       Communications                                     1,901                 4,087
       Dues and subscriptions                            39,797                42,013
       Insurance                                         28,075                19,875
       Occupancy                                         21,564                25,693
       Office expenses                                   22,195                 4,604
       Professional fees                                 53,471                40,012
       Promotion and advertising                         20,514                32,322
       Regulatory                                        11,267                 6,881
       Taxes and licenses                                 5,766                 7,483
       Travel and entertainment                           3,857                 5,354
       Depreciation and amortization                      4,734                 8,463
                                                     ----------            ----------

       Total costs and expenses                         407,316               442,367
                                                     ----------            ----------

Income before income taxes                              196,289               151,830

Taxes on income                                           1,600                 1,600
                                                     ----------            ----------

Net income (loss)                                    $  194,689            $  150,230
                                                     ==========            ==========

Net income (loss) per share
       Basic                                         $     0.13            $     0.09
                                                     ==========            ==========
       Fully diluted                                 $     0.07            $     0.05
                                                     ==========            ==========

Shares used to compute per share amounts
       Basic                                          1,534,094             1,600,620
                                                     ==========            ==========
       Fully diluted                                  2,695,035             2,774,939
                                                     ==========            ==========


                             See accompanying notes.

                       PROGRESSIVE ASSET MANAGEMENT, INC.
                        Statement of Stockholders' Equity
                       Years ended June 30, 2001 and 2000

                                  Preferred stock, Series B          Common stock
                                  -------------------------   ----------------------------        Retained        Stockholders'
                                    Shares         Amount       Shares           Amount       earnings (deficit)  equity totals
                                  ---------      ----------   ----------       -----------    -----------------   -------------
Balances, June 30, 1999                   0      $     0       1,631,626       $ 1,490,180       ($1,172,114)      $ 318,066
Issuance of preferred stock,
   Series B                          25,000       25,000               0                 0                 0          25,000

Redemption of preferred stock,
   Series A, at stated value,
   net of issuance value                  0            0               0                 0           (28,030)        (28,030)

Cancelation of preferred stock,
   Series A, by shareholder               0            0               0                 0             2,236           2,236

Repurchases of common stock               0            0         (48,069)          (21,523)                0         (21,523)

Net income (loss)                         0            0               0                 0           150,230         150,230
                                     ------      -------       ---------       -----------       -----------       ---------

Balances, June 30, 2000              25,000       25,000       1,583,557         1,468,657        (1,047,678)        445,979
Redemption of preferred stock,
   Series A, at stated value,
   net of issuance value                  0            0               0                 0           (36,807)        (36,807)

Issuance of common stock                  0            0           1,500               615                 0             615

Repurchases of common stock               0            0        (124,953)          (51,085)                0         (51,085)

Net income (loss)                         0            0               0                 0           194,689         194,689
                                     ------      -------       ---------       -----------       -----------       ---------

Balances, June 30, 2001              25,000      $25,000       1,460,104       $ 1,418,187       ($  889,796)      $ 553,391
                                     ======      =======      ==========       ===========       ===========       =========


                             See accompanying notes.

                       PROGRESSIVE ASSET MANAGEMENT, INC.
                             Statement of Cash Flows
                       Years ended June 30, 2001 and 2000

                                                                           2001                  2000
                                                                        ---------             ---------
Cash flows from operating activities
    Net income (loss)                                                   $ 194,689             $ 150,230
    Adjustments to reconcile net income (loss) to
            net cash provided (used) by operating activities
            Unrealized loss (gain) on investments                            (855)                  (43)
            Depreciation and amortization                                   4,734                 8,463
            Issuance of common stock for director fees                        615
            Changes in current assets and liabilities
                    Investment securities                                 (95,000)                    0
                    Commissions and other receivables                      30,053                 1,833
                    Employee advances                                       3,966                18,333
                    Prepaid expenses                                        4,020                (4,866)
                    Accounts payable                                       (4,012)               (7,840)
                    Salaries and commissions payable                       (4,146)               (1,030)
                    Accrued liabilities                                   (13,383)               26,883
                    Earth Trade settlement payment                        (40,926)              (75,000)
                    Income taxes receivable and payable                     1,600                     0
                                                                        ---------             ---------

    Net cash provided (used) by operating activities                       81,355               116,963

Cash flows from investing activities
    Purchase of furniture and equipment                                         0                (9,041)
    Change in deposits                                                      8,065                 3,516
                                                                        ---------             ---------

    Net cash provided (used) by investing activities                        8,065                (5,525)

Cash flows from financing activities
    Advances to unconsolidated subsidiary                                 (24,179)                    0
    Issuance of preferred stock, Series B                                       0                25,000
    Redemption of preferred stock, Series A                               (40,898)              (31,144)
    Repurchase of common stock                                            (51,085)              (21,523)
                                                                        ---------             ---------

    Net cash provided (used) by financing activities                     (116,162)              (27,667)
                                                                        ---------             ---------

Net change in cash and cash equivalents                                   (26,742)               83,771

Cash and cash equivalents,
    Beginning of year                                                     506,125               422,354
                                                                        ---------             ---------

    End of year                                                         $ 479,383             $ 506,125
                                                                        =========             =========

Supplemental disclosures of cash flow information
    Cash paid during the year for income taxes                          $       0             $   3,200
                                                                        =========             =========


                             See accompanying notes.

                       PROGRESSIVE ASSET MANAGEMENT, INC.
                          Notes to Financial Statements
                                  June 30, 2001


Note 1 - Summary of significant accounting policies

        Basis of presentation

        Progressive Asset Management, Inc., (Company) incorporated in California in 1987 and registered as a broker-dealer under the Securities and Exchange Act of 1934. Through May 1999, the Company was a full-service investment firm specializing in socially responsible investing. As more fully discussed in Note 11, the Company transferred all customer accounts and relationships with client representatives to another broker-dealer. The Company remains registered as a broker-dealer and continues to provide research and referrals in consideration for commission-based fees.

        In its policies, practices and programs, the Company commits to provide its clients with the highest quality financial products and investment services and to operate as a strong, positive force for social justice and environmental protection. The headquarters of the Company is in Concord, California.

        The accompanying financial statements include the accounts of the Company and exclude the accounts of its 70%-owned subsidiary, ProgressiveTrade Securities, Inc., a start-up enterprise incorporated on November 1, 2000 and that had no significant activity during the year ended June 30, 2001.

        The Company clears all of its limited trading activities with a clearing broker on a fully disclosed basis. Accordingly, the Company claims exemption from Securities Exchange Commission Rule 15c3-3 because it does not carry customer funds or handle customer securities.

        Cash and cash equivalents

        Cash and cash equivalents consist of cash on hand, demand deposits and a certificate of deposit with an original maturity of three months held by commercial banks and money market funds held by registered investment companies. All cash and cash equivalents are available to the Company within 90 days of demand. The carrying amount of cash and cash equivalents approximates fair value due to their short-term nature.

                            See accompanying notes.

                       PROGRESSIVE ASSET MANAGEMENT, INC.
                          Notes to Financial Statements
                                  June 30, 2001


Note 1 - Summary of significant accounting policies (continued)

        Investment securities and investments

        The Company classifies investments in marketable securities as investment securities and records them at their fair market value. The Company classifies investments without a ready market as other investments and records them at the lower of cost or estimated net realizable value.

        Property and equipment

        Property and equipment consists of office and computer equipment and furniture. The Company computes depreciation of property and equipment using the straight-line method over the estimated useful lives of the respective property and equipment, ranging from three to seven years.

        Advances to unconsolidated subsidiary

        Advances to unconsolidated subsidiary consist of a note receivable totaling $16,000 and other reimbursable expenses totaling $8,179 all due from ProgressiveTrade Securities, Inc.

        Security transactions and commissions

        The Company records net commission revenue from FWG (Note 11) and on its limited security transactions on a settlement-date basis. Net commission revenue on unsettled transactions at year-end is not material.

        Advertising costs

        The Company expenses costs for producing and communicating advertising when incurred.

                            See accompanying notes.

                       PROGRESSIVE ASSET MANAGEMENT, INC.
                          Notes to Financial Statements
                                  June 30, 2001


Note 1 - Summary of significant accounting policies (continued)

        Income taxes

        The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that are included in financial statements and tax returns in different periods. Under this method, the Company determines deferred tax assets and liabilities based on the difference between financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the years when the Company estimates the differences to reverse. As of June 30, 2001 and 2000, there were no significant deferred tax assets or liabilities except for a deferred tax asset (net of a 100% valuation allowance) resulting from available income tax loss carryforwards (Note 7).

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

        Estimated fair value of financial instruments

        Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments," requires the disclosure of the fair value of financial instruments, including assets and liabilities recognized on the statement of financial condition. Management estimates that the aggregate net fair value of financial instruments recognized on the statement of financial condition (including receivables, payables and accrued expenses) approximates their carrying value, as such financial instruments are short-term in nature, bear interest at current market rates or are stated at their fair value.

        Use of estimates

        The preparation of financial statements in conformity with accounting principle generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in these financial statements and notes. Although management of the Company bases the estimates on its knowledge of current events and actions it may undertake in the future, actual results may differ.

                            See accompanying notes.

                       PROGRESSIVE ASSET MANAGEMENT, INC.
                          Notes to Financial Statements
                                  June 30, 2001


Note 2 - Earth Trade settlement

        Earth Trade, Inc. (Earth Trade) organized in 1992 to promote sustainable development by marketing both organic and conventional food products from farm cooperatives in the developing world. In prior years, the Company acted as a sales agent in connection with the placement of certain Earth Trade debt and equity securities.

        Principally due to continuing losses, the shareholders of Earth Trade voted in May 1997 to voluntarily dissolve and liquidate its net assets. In April 1997, the Company Board of Directors, with consideration of its mission and standards of social responsibility, its 30% ownership of Earth Trade and its role as placement agent for debt and equity securities issued by Earth Trade, offered a settlement agreement to the Earth Trade note holders. Under the agreement, in exchange for their residual Earth Trade debt and a general release of liability, the note holders could receive either Company Series A preferred stock with a stated value of $7.00 (fair market value on settlement date of $0.70) or Company common stock with a stated value of $5.00 (fair market value on settlement date of $0.50). Substantially all the Earth Trade note holders accepted the settlement agreement in January 1998.

        During the years ended June 30, 1999 and 1998, the Company issued stock and cash to close the settlement agreement, as follows:

                                 Shares            Amount
                                 ------           --------
Preferred, Series A              94,879           $ 66,416
Common                           91,852             45,925
Cash                                 --             27,022
                                                  --------

Total                                             $139,363
                                                  ========

                            See accompanying notes.

                       PROGRESSIVE ASSET MANAGEMENT, INC.
                          Notes to Financial Statements
                                  June 30, 2001


Note 2 - Earth Trade settlement (continued)

        In February 1999, the shareholders approved an additional settlement with certain remaining Earth Trade note holders. Under the agreement, in exchange for their residual Earth Trade debt, a general release of liability and a subordination agreement acceptable to the NASD, the note holders will receive a total of $380,000. A reconciliation of the additional settlement subordinated liability and current and future payments follow. Future payments depend upon the gross revenue of the Company limited by the ability of the Company to meet the NASD net capital requirements (Note 16). The remaining note holders may elect to exchange their debt for Company common shares held by its chair. Outstanding amounts, if any, owed to the chair of the Company due to any exchange of debt for common shares are further subordinated to debt owed the remaining note holders.

        Earth Trade settlement subordinated liability and current and future payments as of June 30, 2001 and 2000 reconcile as follows:

Additional settlement                                                         $380,000
    Paid from the final liquidation proceeds of Earth Trade during
           June 1999                                                            83,684
    Paid by the Company during June 1999                                       102,316
    Paid by the Company on September 30, 1999                                   75,000
                                                                              --------

    Total payments through June 30, 2000                                       261,000
                                                                              --------

Earth Trade settlement subordinated liability at June 30, 2000                 119,000

    Paid by the Company on September 27, 2000                                   40,926
                                                                              --------

Earth Trade settlement subordinated liability at June 30, 2001                $ 78,074
                                                                              ========

        Remaining minimum and maximum amounts payable by the Company during the years ended June 30, subject to the ability of the Company to meet the NASD net capital requirements (Note 16), total as follows:

                            See accompanying notes.

                       PROGRESSIVE ASSET MANAGEMENT, INC.
                          Notes to Financial Statements
                                  June 30, 2001


Note 2 - Earth Trade settlement (continued)

                Minimum            Maximum
                -------            -------
2002            $30,000            $50,000
2003             28,074             48,074
2004                 --             18,074

        Before the settlement agreements, the Company had no debt or other obligations to Earth Trade or its share or note holders and, accordingly, the settlement agreement is not an extinguishment of debt. However, due to the mandatory redemption feature of the Series A preferred stock (Note 8) issued as part of the first Earth Trade settlement agreement, management has not classified the Series A preferred stock as part of stockholders' equity.


Note 3 - Investment securities

        Investment securities as of June 30, 2001 consist of a bank certificate deposit bearing interest at 3.50%, maturing August 30, 2001 and totaling $95,000 and zero coupon bonds maturing July 15, 2001 and totaling $13,979.

        Investment securities as of June 30, 2000 consist of zero coupon bonds maturing July 15, 2001 and totaling $13,124.


Note 4 - Property and equipment

        Property and equipment as of June 30, 2001 and 2000 consists of the following:

                                                     2001                 2000
                                                   --------             --------
        Furniture                                  $ 18,673             $ 18,673
        Equipment                                     4,457                4,457
        Computer equipment                            6,984                6,984
                                                   --------             --------

        Property and equipment, at cost              30,114               30,114
        Accumulated depreciation                    (19,189)             (14,455)
                                                   --------             --------

        Property and equipment, net                $ 10,925             $ 15,569
                                                   ========             ========

                            See accompanying notes.

                       PROGRESSIVE ASSET MANAGEMENT, INC.
                          Notes to Financial Statements
                                  June 30, 2001

Note 5 - Other investments

        Other investments as of June 30, 2001 consist of notes receivable from Oikocredit USA (formerly Ecumenical Development Cooperative Society) maturing during the year ending June 30, 2002 and totaling $16,000 and 300 warrants to purchase the common stock of the NASDAQ Stock Market, Inc. beginning June 28, 2002 and totaling $3,300.

        Other investments as of June 30, 2000 consist of notes receivable from Oikocredit USA (formerly Ecumenical Development Cooperative Society) maturing during the year ending June 30, 2002 and totaling $16,000.


Note 6 - Advances to unconsolidated subsidiary.

        Advances to unconsolidated subsidiary as of June 30, 2001 consist of a note receivable bearing interest at 10%, maturing December 1, 2001 and totaling $16,000 and other reimbursable expenses totaling $8,179 all due from ProgressiveTrade Securities, Inc. (Note 1).


Note 7 - Income taxes receivable, payable and provision

        As of June 30, 2001 and 2000, the Company had net operating loss carryforwards available to reduce future federal and California income taxes estimated as follows:

Expiring June 30                                Federal           California
                                                --------          ----------
      2002                                      $  2,000            $     --
      2003                                         3,000              10,000
      2004                                         4,000             233,000
      2013                                       268,000                  --
      2019                                       560,000                  --
                                                 --------            --------

Totals available as of June 30, 2000             837,000             243,000

                            See accompanying notes.

                       PROGRESSIVE ASSET MANAGEMENT, INC.
                          Notes to Financial Statements
                                  June 30, 2001

Note 7 - Income taxes receivable, payable and provision (continued)

Used during the year ended June 30, 2001
       2002                                                     --                 --
       2003                                                     --             10,000
       2004                                                     --            186,000
       2013                                                196,000                 --
       2019                                                     --                 --
                                                           -------            -------

Totals used during the year ended June 30, 2001            196,000            196,000

Expiring June 30
       2002                                        2,000                 --
       2003                                        3,000                 --
       2004                                        4,000             47,000
       2013                                       72,000                 --
       2019                                      560,000                 --
                                                --------            -------

Totals available as of June 30, 2001            $641,000            $47,000
                                                ========            =======


As of June 30, 2001 and 2000, the Company had carryforwards of unused tax credits related to low- income housing of approximately $58,000 and $58,000, respectively, from several partnerships in which the Company has invested or received participating interests.

Under certain 1986 Tax Reform Act provisions, the availability of the net operating loss carryforwards is subject to limitation upon a change in ownership of more than 50% of the stock of the Company.

The income tax provision for the years ended June 30, 2001 and 2000 consists of minimum state franchise taxes.

                            See accompanying notes.

                       PROGRESSIVE ASSET MANAGEMENT, INC.
                          Notes to Financial Statements
                                  June 30, 2001

Note 8 - Series A preferred stock

        The Series A preferred stock issued during the years ended June 30, 1999 and 1998, in connection with the Earth Trade settlement (Note 2), does not pay dividends, is non-voting, has a $7.00 per share liquidation preference over the common and Series B preferred stock and is convertible 1:1 into shares of common stock at the option of the holder or automatically upon the occurrence of certain events. The Series A preferred stock is subject to mandatory redemption annually each November 1 at $7.00 per share. The Company will redeem a portion of the Series A preferred stock based on 1% of its gross revenues, as adjusted and limited by the ability of the Company to meet the NASD net capital requirements (Note 16). The liquidation preference and remaining redemption requirement of the Series A preferred stock as of June 30, 2001 and 2000 totaled $550,691 and $591,591, respectively. The Company includes the Series A preferred stock on the consolidated statement of financial condition at its value when issued (Note 2) and excludes it from stockholders' equity.


Note 9 - Series B preferred stock

        The Company, as part of a May 1999 agreement with Paradox Holdings, Inc., parent of FWG (Note 11), agreed to sell a 40% ownership interest in the Company; represented by Series B preferred stock, for $25,000. Following approval by the NASD in June 1999, the Company received payment and issued 25,000 shares of Series B preferred stock in July 1999.

        The Series B preferred stock is entitled to 40% of the total dividends declared on common stock, is entitled to vote as if converted to a 40% share of the common stock, has a $1.00 per share liquidation preference (plus declared but unpaid dividends) over the common stock and is convertible into shares of common stock equal to 40% of the common stock after conversion at the option of the holder or automatically after the sooner of the Company receiving $875,000 under the agreement (Note 11) or June 30, 2002.



                            See accompanying notes.

                       PROGRESSIVE ASSET MANAGEMENT, INC.
                          Notes to Financial Statements
                                  June 30, 2001

Note 10 - Common stock options

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

        The Company Board of Directors determines awards of additional stock options, vesting, exercise prices and other option terms. The exercise prices for all options awarded have not been less than the fair market value of the stock as determined by the Board of Directors at the date of grant. Certain options require a 10% premium on the option price under certain circumstances. Outstanding options as of June 30, 2001 and 2000 expire from December 31, 2001 through 2006 and reconcile as follows:

                                                  Price          Shares      Expiration
                                                  -----          ------      ----------
   Remaining from grants during the calendar
        years ended December 31
        1991-4                                    $1.00           13,657        2000
        1991-4                                     1.00            6,000        2001
        1995                                       2.00            3,227        2001
        1995                                       2.00            2,000        2002
        1996                                       1.00           32,000        2002
        1996                                       2.00            2,500        2002
        1997                                       1.00           31,628        2002
        1997                                       1.00           14,500        2003
        1998                                       0.24            1,500        2003
        1998                                       0.24            1,000        2004
        1999                                       0.49            1,500        2005
                                                                 -------

        Outstanding as of June 30, 2000                          109,512
        Granted as of December 31, 2000            0.41            1,500        2006
        Expired December 31, 2000                  1.00          (13,657)       2000
                                                                --------

        Outstanding as of June 30, 2001                           97,355
                                                                ========



                            See accompanying notes.

                       PROGRESSIVE ASSET MANAGEMENT, INC.
                          Notes to Financial Statements
                                  June 30, 2001

Note 10 - Common stock options (continued)

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


Note 11 - Paradox Holding, Inc. and FWG agreement

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

        The Company records payments from FWG in connection with the transfer as commission revenue. Of the total FWG commissions the Company recorded as revenue during the years ended June 30, 2001 and 2000, $109,916 and $101,709, respectively, represent payments against the $875,000 with $656,047 and $765,963, respectively, still due as of June 30, 2001 and 2000. Paradox Holdings, Inc. has guaranteed payments to the Company by FWG, Inc.



                            See accompanying notes.

                       PROGRESSIVE ASSET MANAGEMENT, INC.
                          Notes to Financial Statements
                                  June 30, 2001

Note 12 - Employee benefit plans

        Through December 31, 1999, the Company maintained a 401(k) profit sharing plan for the benefit of its employees. The plan allowed for both Company and employee elective contributions. The Board of Directors of the Company determined contributions to the plan annually subject to certain maximum amounts allowable under the Internal Revenue Code. The Company made no elective contributions to the plan during the year ended June 30, 2000. Effective December 31, 1999, the Company terminated the 401(k) profit sharing plan.

        Beginning July 1, 2000, the Company offers a SIMPLE profit sharing plan for the benefit of its employees. Like the predecessor 401(k) profit sharing plan, the SIMPLE profit sharing plan allows for both Company and employee elective contributions. Additionally, the Company is required to match employee elective contributions up to the lesser of an individual employee's actual elective contributions or 3% of an employee's salary. Company matching contributions paid or accrued on employee salary earned and deferred during the year ended June 30, 2001 totaled $5,819.

Note 13 - Bottomline 2001 conference

        The Company cosponsored the Bottomline 2001: The Future of Fiduciary Responsibility conference held in San Francisco, California on April 18-20, 2001. The Company incurred certain expenses to organize and stage the conference and received reimbursement from other conference cosponsors and participant fees. Commissions and other receivables include conference expense reimbursements received by the Company after June 30, 2001 totaling $9,744. Conference expenses incurred by and reimbursed to the Company and excluded from the statement of operation total as follows:

               Employee compensation and benefits                           $  70,621
               Office expenses                                                 10,295
               Professional fees                                                8,607
               Promotion and advertising                                        9,598
               Travel and entertainment                                         8,444
                                                                             --------

               Total expenses incurred, reimbursed and excluded              $107,565
                                                                             ========



                            See accompanying notes.

                       PROGRESSIVE ASSET MANAGEMENT, INC.
                          Notes to Financial Statements
                                  June 30, 2001

Note 14 - Credit risk and concentrations

        As of and during the years ended June 30, 2001 and 2000, the Company maintained deposit balances at a commercial bank in excess of federal deposit insurance amounts. Federal deposit insurance does not cover money market amounts held by registered investment companies.

        Amounts held by, due from and earned from FWG (Note 11) represent concentrations in the following percentages as of or during the years ended June 30, 2001 and 2000, as follows:

                                                           2001%           2000%
                                                           ----            ----
               Cash and cash equivalents                      2%             28%
               Investment securities                        100%            100%
               Commissions and other receivables             82%             80%
               Commission revenues                          100%             97%

        Additionally, the balance of commission revenues clears through FWG.


Note 15 - Commitments and contingencies

        The company leases its new office facility in Concord, California under an operating lease from September 12, 2000 through October 1, 2002 from an entity owned or otherwise controlled by its chair. As of June 30, 2001, remaining future minimum lease payments for the year ended June 30, 2002 and 2003 totaled $19,920 and $4,980, respectively. During the years ended June 30, 2001 and 2000, rent expense, net of sublease payments, totaled $21,564 and $25,693, respectively.

        During the years ended June 30, 2001 and 2000, sublease payments paid to the Company totaled $10,765 and $17,412, respectively, of which an entity owned or otherwise controlled by its president and CEO paid $2,576 and $7,728, respectively.



                            See accompanying notes.

                       PROGRESSIVE ASSET MANAGEMENT, INC.
                          Notes to Financial Statements
                                  June 30, 2001

Note 15 - Commitments and contingencies (continued)

        The Company and Sustainable Systems, Inc., which owns the other 30% of ProgressiveTrade Securities, Inc., agreed to raise initial capital for ProgressiveTrade Securities, Inc. (Note 1) totaling $250,000. The Company will not be obligated to raise its full commitment of $100,000, beyond its advances totaling $24,179 (Note 6), until ProgressiveTrade Securities, Inc. raises $150,000.

        The Company, in the ordinary course of its business, is named in matters arising from its activities as a broker-dealer. In the opinion of management, based upon discussions with legal counsel, the resolution of these matters will not have a material adverse effect on the financial condition of the Company.


Note 16 - Net capital requirement

        Pursuant to the net capital provisions of Rule 15c3-1 of the Securities and Exchange Act of 1934, the Company is required to maintain both minimum net capital, as defined under such provisions, and a ratio of aggregate indebtedness to net capital not to exceed 15 to 1. As of June 30, 2001 and 2000, the Company had net capital of $520,322 and $418,155, respectively, which is $515,322 and $413,155, respectively, in excess of its required net capital of $5,000 and $5,000, respectively. As of June 30, 2001 and 2000, the ratio of aggregate indebtedness to net capital was 0.0607 and 0.1232 to 1, respectively.



                            See accompanying notes.

                       PROGRESSIVE ASSET MANAGEMENT, INC.
                          Notes to Financial Statements
                                  June 30, 2001

Note 17 - Quarterly financial results (unaudited)

        The unaudited revenues and income (loss) of the Company for the four quarters ending June 30, 2001 and 2000 total as follows:

                                                         Revenues           Income (loss)
                                                         --------           -------------
        September 30, 2000                               $140,558              $39,174
        December 31, 2000                                 189,125               74,074
        March 31, 2001                                    128,938               40,981
        June 30, 2001                                     144,984               40,460

        September 30, 1999                                121,508               11,996
        December 31, 1999                                 129,488               33,589
        March 31, 2000                                    162,139               46,357
        June 30, 2000                                     181,062               58,288


                            See accompanying notes.

           Report of Independent Auditors on Supplemental Information



Board of Directors
Progressive Asset Management, Inc.

We have audited the financial statements of Progressive Asset Management, Inc. as of and for the year ended June 30, 2001, and have issued our report thereon dated August 8, 2001. Our audit was made primarily for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental information presented hereinafter is presented for purposes of additional analysis and is not a required part of the basic financial statements, but is supplementary information required by Rule 17a-5 of the Securities and Exchange Commission. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


Markle Stuckey Hardesty & Bott
Larkspur, California
August 8, 2001


                            See accompanying notes.

                       PROGRESSIVE ASSET MANAGEMENT, INC.
 Statement of Changes in Liabilities Subordinated to Claims of General Creditors
                            Year ended June 30, 2001

   Balance, beginning of year                       $ 119,000

   Increase (decrease)                                (40,926)
                                                    ---------

   Balance, end of year                             $  78,074
                                                    =========


                            See accompanying notes.

                       PROGRESSIVE ASSET MANAGEMENT, INC.
               Computation of Net Capital under Rule 15c3-1 of the
                       Securities and Exchange Commission
                                  June 30, 2001

 Aggregate indebtedness
      Total liabilities                                                $109,649
      Less subordinated liabilities                                      78,074
                                                                       --------

 Total aggregate indebtedness                                          $ 31,575
                                                                       ========

 Net capital
      Stockholders' equity                                             $553,391
      Addition
             Subordinated liabilities                                    78,074
      Deductions
             Petty cash                                                     200
             Other receivables                                            9,944
             Employee advances                                            2,930
             Prepaid expenses                                            16,308
             Property and equipment, net                                 10,925
             Deposits                                                     1,467
             Other investments, at cost                                  19,300
             Advances to unconsolidated subsidiary                       24,179
             Securities haircuts                                          5,700
             Undue concentration                                         20,190

             Total deductions                                           111,143
                                                                       --------

             Net capital                                               $520,322
                                                                       ========

 Net capital requirements and ratio
      Minimum net capital requirements
        Higher of 6-2/3% x aggregate indebtedness or $5,000            $  5,000

      Excess net capital                                               $515,322

Excess net capital at 1,000% of aggregate indebtedness                 $517,164

      Aggregate indebtedness to net capital ratio                      0.0607 to 1


                            See accompanying notes.

                       PROGRESSIVE ASSET MANAGEMENT, INC.
                   Reconciliation Pursuant to Rule 17a-5(d)(4)
                                  June 30, 2001


Reconciliation with Computation of the Company
  (Included in Part IIA of Form X-17A-5 as of June 30, 2001)

Net capital,
       as reported in Part IIA (Unaudited) FOCUS Report            $ 527,722

Audit adjustments                                                     (7,400)
                                                                   ---------

Net capital, as adjusted                                           $ 520,322
                                                                   =========


Aggregate indebtedness,
       as reported in Part IIA (Unaudited) FOCUS Report            $  97,095

Audit adjustments                                                    (65,520)
                                                                   ---------

Aggregate indebtedness, as adjusted                                $  31,575
                                                                   =========

                            See accompanying notes.

                       PROGRESSIVE ASSET MANAGEMENT, INC.
           Computation for Determination of Reserve Requirements under
              Rule 15c3-3 of the Securities and Exchange Commission
                                  June 30, 2001


The computation for determination of the reserve requirements under Exhibit A of Rule 15c3-3 of the Securities and Exchange Commission has not been prepared because the exemption under Reg. Section 240, 15c3-3 (k)(i)(C) is met.


--------------------------------------------------------------------------------


                       PROGRESSIVE ASSET MANAGEMENT, INC.
        Information Relating to Possession or Control Requirements under
              Rule 15c3-3 of the Securities and Exchange Commission
                                  June 30, 2001


A supplementary report pursuant to Rule 17a-5(d)(4) and the information relating to possession or control requirements under Rule 15c3-3 are not required under Rule 17a-5(e)(1)(i)(A) and Rule 15c3-3(k), respectively.


                            See accompanying notes.

          Report of Independent Auditors on Internal Accounting Control
                           Required by SEC Rule 17a-5


Board of Directors
Progressive Asset Management, Inc.

We have audited the financial statements of Progressive Asset Management, Inc. as of and for the year ended June 30, 2001, and have issued our report thereon dated August 8, 2001. As part of our audit, we made a study and evaluation of the system of internal accounting control (internal control structure) of the Company to the extent we considered necessary to evaluate the system as required by auditing standards generally accepted in the United States. The purpose of our study and evaluation, which included obtaining an understanding of the accounting system, was to determine the nature, timing and extent of the auditing procedures necessary for expressing an opinion on the financial statements.

We also made a study of the practices and procedures followed by the Company in making the periodic computations of aggregate indebtedness and net capital under rule 17a-3(a)(11) and the procedures for determining compliance with the exemptive provisions of rule 15c3-3. We did not review the practices and procedures followed by the Company in making the quarterly securities examinations, counts, verifications and comparisons and the recordation of differences required by rule 17a-13 or in complying with the requirements for prompt payment for securities under section 8 of Regulation T of the Board of Governors of the Federal Reserve System, because the Company does not carry security accounts for customers or perform custodial functions relating to customer securities.

The management of the Company is responsible for establishing and maintaining a system of internal accounting control and the practices and procedures referred to in the preceding paragraph. In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures and of the practices and procedures referred to in the preceding paragraph and to assess whether those practices and procedures can be expected to achieve the Commission's above-mentioned objectives.

The objectives of a system and the practices and procedures are to provide management with reasonable, but not absolute assurance that assets for which the Company has responsibility are safeguarded against loss from unauthorized use or disposition and that transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of financial statements in


                            See accompanying notes.

accordance with generally accepted accounting principles. Rule 17a-5(g) lists additional objectives of the practices and procedures listed in the preceding paragraph.

Because of inherent limitations in any internal accounting control procedure or the practices and procedures referred to above, errors or irregularities may nevertheless occur and not be detected. In addition, projection of any evaluation of them to future periods is subject to the risk that they may become inadequate because of changes in conditions or that the degree of compliance with them may deteriorate. Our study and evaluation made for the limited purpose described in the first paragraph would not necessarily disclose all material weaknesses in the system. Accordingly, we do not express an opinion on the system of internal accounting control of Progressive Asset Management, Inc. taken as a whole. However, our study and evaluation disclosed no condition that we believe to be a material weakness.

We understand that practices and procedures that accomplish the objectives referred to in the second paragraph of this report are considered by the Commission to be adequate for its purposes in accordance with the Securities Exchange Act of 1934 and related regulations and that practices and procedures that do not accomplish such objectives in all material respects indicate a material inadequacy for such purposes. Based on this understanding and on our study, we believe that the practices and procedures of the Company were adequate as of June 30, 2001 to meet the Commission's objectives.

This report is intended solely for the use of management, the Securities and Exchange Commission and the National Association of Securities Dealers and should not be used for any other purpose.


Markle Stuckey Hardesty & Bott
Larkspur, California
August 8, 2001


                            See accompanying notes.

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

Footnotes:

(1) Incorporated by reference to PAM's Registration Statement on Form 10SB, Amendment 2, filed August 9, 2000.

(2) Incorporated by reference to PAM's Annual Report on Form 10-KSB, filed September 28, 2000.


                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Progressive Asset Management, Inc.

/s/ ERIC LEENSON
---------------------------------------            Date: September 28, 2001
by Eric Leenson, President
and Chief Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ PETER CAMEJO
---------------------------------------            Date: September 28, 2001
Peter Camejo, Chairman of the Board

/s/ ERIC LEENSON
---------------------------------------            Date: September 28, 2001
Eric Leenson, President Chief Executive
Officer, Chief Financial Officer
and Member of the Board of Directors

/s/ CATHERINE CARTIER
---------------------------------------            Date: September 28, 2001
Catherine Cartier, Secretary
and Member of the Board of Directors

/s/ MICHAEL S. WYMAN
---------------------------------------            Date: September 28, 2001
Michael S. Wyman,
Member of the Board of Directors

/s/ NINA LAU-BRANSON
---------------------------------------            Date: September 28, 2001
Nina Lau-Branson,
Member of the Board of Directors

/s/ GENE VALENTINE
---------------------------------------            Date: September 28, 2001
Gene Valentine,
Member of the Board of Directors

/s/ EDWARD L. PRICE
---------------------------------------            Date: September 28, 2001
Edward L. Price,
Member of the Board of Directors

/s/ KALMAN STEIN
---------------------------------------            Date: September 28, 2001
Kalman Stein,
Member of the Board of Directors