Form 10QSB
period 2001-09-30
PROGRESSIVE ASSET MANAGEMENT INC
filed 2001-11-14
CIK 862801

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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

                     1010 Oak Grove Road, Concord, CA 94518
                    ----------------------------------------
                    (Address of principal executive offices)

                                  800-786-2998
                                 --------------
                           (Issuer's telephone number)

               ---------------------------------------------------
               Former name, former address and former fiscal year,
                          if changed since last report)


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,406,654 shares of Common Stock as of October 31, 2001.

Transitional Small Business Disclosure Format (Check one): Yes [X] No [ ]

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.


PROGRESSIVE ASSET MANAGEMENT, INC.

Condensed Consolidated Statement of Operations

                                                          Three months ended           Three months ended
                                                             September 30,               September 30
                                                                 2001                         2000
                                                                 ----                         ----
          Total revenues ............................        $  122,790                   $  140,558

          Costs and expenses

                   Employee compensation and benefits            55,922                       61,663
                   Other costs and expenses .........            46,106                       39,720
                                                             ----------                   ----------

                   Total costs and expenses .........           102,028                      101,383
                                                             ----------                   ----------

          Income before income taxes ................            20,762                       39,175

          Taxes on income ...........................                 0                            0
                                                             ----------                   ----------

          Net income (loss) .........................        $   20,762                   $   39,175
                                                             ==========                   ==========

          Net income (loss) per share
                   Basic ............................        $     0.01                   $     0.02
                                                             ==========                   ==========
                   Fully diluted ....................        $     0.01                   $     0.01
                                                             ==========                   ==========

          Shares used to compute per share amounts
                   Basic ............................         1,537,667                    1,600,620
                                                             ==========                   ==========
                   Fully diluted ....................         2,711,986                    2,774,939
                                                             ==========                   ==========

PROGRESSIVE ASSET MANAGEMENT, INC.

Condensed Consolidated Statement of Cash Flows

                                                                  Three months ended        Three months ended
                                                                    September 30,              September 30,
                                                                         2001                      2000
                                                                         ----                      ----
          Cash flows from operating activities
                   Net income (loss) ........................        $  20,762                 $  39,175
                   Adjustments to reconcile net income (loss)
                   to net cash provided (used) by operating
                   activities ...............................           31,213                    (8,133)
                                                                     ---------                 ---------
                   Net cash provided (used) by operating
                   activities ...............................           51,975                    31,042

          Net cash provided (used) by investing
          activities ........................................           (2,493)                        0

          Net cash provided (used) by financing
          activities ........................................          (69,612)                        0
                                                                     ---------                 ---------
          Net change in cash and cash equivalents ...........          (20,130)                   31,042

          Cash and cash equivalents,
          Beginning of period ...............................          479,383                   506,125
                                                                     ---------                 ---------
          End of period .....................................        $ 459,253                 $ 537,167
                                                                     =========                 =========

PROGRESSIVE ASSET MANAGEMENT, INC.

Condensed Consolidated Statement of Financial Condition

                                                                         September 30,       September 30,
                                                                             2001                2000
                                                                             ----                ----
          Assets
                Current assets

                         Cash and cash equivalents ..............        $   459,253         $   537,167
                         Commissions and other receivables ......             31,748              67,570
                         Other current assets ...................            124,156              25,538
                                                                         -----------         -----------
                         Total current assets ...................            615,157             630,275

                Property and equipment, net .....................             12,152              14,729

                Other assets ....................................             43,479              22,128
                                                                         -----------         -----------
                Total assets ....................................        $   670,788         $   667,132
                                                                         ===========         ===========

          Liabilities and Stockholders' Equity
                Current liabilities

                         Accounts payable and accrued liabilities        $    33,104         $    44,744
                                                                         -----------         -----------
                         Total current liabilities ..............             33,104              44,744

                Other liabilities ...............................             33,849              78,084

                Preferred stock, Series A .......................             55,069              59,160

                Stockholders' equity

                         Preferred stock, Series B ..............             25,000              25,000
                         Common stock, no par value .............          1,392,800           1,468,657
                         Retained earnings (accumulated deficit)            (869,034)         (1,008,503)
                                                                         -----------         -----------
                         Total stockholders' equity .............            548,766             485,154
                                                                         -----------         -----------
                Total liabilities and stockholders' equity ......        $   670,788         $   667,132
                                                                         ===========         ===========

Item 2. Management's Discussion and Analysis or Plan of Operation.

Results of Second Quarter. The results of PAM's Second Quarter is described in the "REPORT TO SHAREHOLDERS" dated November 14, 2001. A copy is included as
Exhibit 19 to this Form 10-QSB and is incorporated by reference as part of this
Item 2.

Forward-Looking Statements. Any statements contained in this Quarterly Report that relate to future plans, events, or performance are forward-looking statements that involve risks and uncertainties. These include: but are not limited to, changes in general economic conditions, particularly the recent down-turn in the economy, the war on terrorism, intense competition for customers, pressures on brokerage, other fees charged, most notably the competition among firms offering brokerage services on-line, the mood of the investing public and the changes in political attitude toward socially responsible investments. PAM cautions that the foregoing list of important factors is not exclusive. Developments in any of these areas could cause PAM's results to differ materially from results that have been or may be projected by or on behalf of PAM. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this statement. PAM does not undertake to update any forward-looking statements that may be made from time to time by or on behalf of PAM.

PART II-OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits required by Item 601 of Regulation S-B.

Exhibit 2         (a)      Restated Articles of Incorporation(1)

                  (b)      Bylaws(1)

Exhibit 6         (a)      Stock Option Plan(1)

                  (b)      Standstill and Restrictions on Transfer Agreement
                           Between and among Progressive Asset Management,
                           Paradox Holdings Inc., and Financial West Group(1)

                  (c)      Agreement between PAM and Sustainable Systems,
                           Inc.(2)

Exhibit 12        (a)      Purchase Agreement Among Paradox Holdings, PAM and
                           FWG(1)

Exhibit 19        Report to Shareholders, dated November 14, 2001

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

PROGRESSIVE ASSET MANAGEMENT, INC.

Date: November 14, 2001                                   /s/
                                            -------------------------------
                                            Eric Leenson, President and
                                            Chief Executive Officer


Date: November 14, 2001                                  /s/
                                            -------------------------------
                                            Catherine Cartier, Secretary