Form 10QSB
period 2001-12-31
PROGRESSIVE ASSET MANAGEMENT INC
filed 2002-02-05
CIK 862801

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2001

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


                     1010 Oak Grove Road, Concord, CA 94518
                     --------------------------------------
                    (Address of principal executive offices)

                                  800-786-2998
                     --------------------------------------
                           (Issuer's telephone number)


--------------------------------------------------------------------------------
              Former name, former address and former fiscal year,
                         if changed since last report)


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes  [ ] No  [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,239,702 shares of Common Stock as of January 31, 2002.

Transitional Small Business Disclosure Format (Check one): Yes [X]  No [ ]

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.


PROGRESSIVE ASSET MANAGEMENT, INC.
Condensed Consolidated Statement of Operations


                                                  Three months      Three months
                                                     ended             ended
                                                   December 31       December 31
                                                      2001              2000
                                                  ------------      ------------
Total revenues                                    $  146,752        $  189,125

Costs and expenses
         Employee compensation and benefits           63,516            47,436
         Other costs and expenses                     75,931            67,616
                                                  ----------        ----------
         Total costs and expenses                    139,447           115,052
                                                  ----------        ----------
Income before income taxes                             7,305            74,073

Taxes on income                                            0                 0
                                                  ----------        ----------
Net income (loss)                                 $    7,305        $   74,073
                                                  ==========        ==========

Net income (loss) per share
         Basic                                    $     0.00        $     0.05
         Fully diluted                            $     0.00        $     0.03
                                                  ==========        ==========

Shares used to compute per share amounts
         Basic                                     1,472,161         1,562,368
                                                  ==========        ==========
         Fully diluted                             2,624,366         2,736,687
                                                  ==========        ==========

PROGRESSIVE ASSET MANAGEMENT, INC.
Condensed Consolidated Statement of Cash Flows


                                                     Three months     Three months
                                                        ended            ended
                                                      December 31      December 31
                                                         2001             2000
                                                     ------------     ------------
Cash flows from operating activities
     Net income (loss)                               $   7,305         $  74,073
     Adjustments to reconcile net income (loss)
     to net cash provided (used) by operating
     activities                                         66,096           (25,329)
                                                     ---------         ---------

     Net cash provided (used) by operating
     activities                                         73,401            48,744

Net cash provided (used) by investing activities             0           (18,145)

Net cash provided (used) by financing activities       (45,727)          (39,083)
                                                     ---------         ---------

Net change in cash and cash equivalents                 27,674            (8,484)

Cash and cash equivalents,
     Beginning of period                               459,253           537,167
                                                     ---------         ---------

     End of period                                   $ 486,927         $ 528,683
                                                     =========         =========

PROGRESSIVE ASSET MANAGEMENT, INC.
Condensed Consolidated Statement of Financial Condition


                                                         December 31,     December 31,
                                                            2001             2000
                                                         -----------      -----------
Assets
      Current assets
          Cash and cash equivalents                      $   486,927      $   528,683
          Commissions and other receivables                   31,939           86,665
          Other current assets                                42,318           23,339
                                                         -----------      -----------

          Total current assets                               561,184          638,687

      Property and equipment, net                             12,152           13,799

      Other assets                                            43,479           40,273
                                                         -----------      -----------
      Total assets                                       $   616,815      $   692,759
                                                         ===========      ===========

Liabilities and Stockholders' Equity
      Current liabilities
          Accounts payable and accrued liabilities       $    17,400      $    35,381
                                                         -----------      -----------

          Total current liabilities                           17,400           35,381

      Other liabilities                                       33,849           78,084

      Preferred stock, Series A                               50,644           45,608

      Stockholders' equity
          Preferred stock, Series B                           25,000           25,000
          Common stock, no par value                       1,391,300        1,443,126
          Retained earnings (accumulated deficit)           (901,531)        (934,430)
                                                         -----------      -----------

          Total stockholders' equity                         514,769          533,696
                                                         -----------      -----------

      Total liabilities and stockholders' equity         $   616,662      $   692,759
                                                         ===========      ===========

Item 2. Management's Discussion and Analysis or Plan of Operation.

Results of Second Quarter. The results of PAM's Second Quarter is described in the "REPORT TO SHAREHOLDERS" dated February 5, 2002. A copy is included as
Exhibit 19 to this Form 10-QSB and is incorporated by reference as part of this
Item 2.

Forward-Looking Statements. Any statements contained in this Quarterly Report that relate to future plans, events, or performance are forward-looking statements that involve risks and uncertainties. These include: but are not limited to, changes in general economic conditions, particularly the recent down-turn in the economy and the war on terrorism, intense competition for customers, pressures on brokerage, other fees charged, most notably the competition among firms offering brokerage services on-line, the mood of the investing public and the changes in political attitude toward socially responsible investments. The terrible attack on September 11, 2001, on targets in the United States, creates even greater uncertainty and insecurity. No one yet knows the full ramifications of these incidents. PAM cautions that the foregoing list of important factors is not exclusive. Developments in any of these areas could cause PAM's results to differ materially from results that have been or may be projected by or on behalf of PAM. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this statement. PAM does not undertake to update any forward-looking statements that may be made from time to time by or on behalf of PAM.

PART II-OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits required by Item 601 of Regulation S-B.

Exhibit 2    (a)   Restated Articles of Incorporation(1)
             (b)   Bylaws(1)
Exhibit 6    (a)   Stock Option Plan(1)
             (b)   Standstill and Restrictions on Transfer Agreement Between and
                   Among Progressive Asset Management, Paradox Holdings Inc.,
                   and Financial West Group(1)
             (c)   Agreement between PAM and Sustainable Systems, Inc.(2)
             (d)   Amendment to Standstill and Restrictions on Transfer
                   Agreement Between and Among Progressive Asset Management,
                   Paradox Holdings, Inc., and Financial West Group(3)
Exhibit 12   (a)   Purchase Agreement Among Paradox Holdings, PAM and FWG(1)
Exhibit 19   Report to Shareholders, dated February 5, 2002

Footnotes: (1) Incorporated by reference to the Company's Registration Statement on Form 10-SB, Amendment 2, filed August 9, 2000. (2) Incorporated by reference to the Company's Form 10-KSB, filed on September 28, 2000. (3) Incorporated by reference to the Company's Schedule TO (Exhibit (d)(3)), filed on November 14, 2001.

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

PROGRESSIVE ASSET MANAGEMENT, INC.

Date: February 5, 2002                 /s/
                                       -----------------------------------------
                                       Eric Leenson, President, Chief Executive
                                       Officer and Chief Executive Officer


Date: February 5, 2002                 /s/
                                       -----------------------------------------
                                       Catherine Cartier, Secretary