Form 10QSB
period 2002-03-31
PROGRESSIVE ASSET MANAGEMENT INC
filed 2002-05-01
CIK 862801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______ to __________

Commission file number _________________________

PROGRESSIVE ASSET MANAGEMENT, INC.
(Exact name of small business issuer as specified in its charter)

CALIFORNIA (State or other jurisdiction of incorporation or organization)	90-804853 (IRS Employer Identification No.)

1010 Oak Grove Road, Concord, CA 94518

(Address of principal executive offices)

800-786-2998

(Issuer’s telephone number)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,220,983 shares of Common Stock as of April 30, 2002.

Transitional Small Business Disclosure Format (Check one): Yes [X] No [   ]

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

Progressive Asset Management, Inc.

Condensed Consolidated Statement of Operations

	Three months ended	Three months ended
	March 31, 2002	March 31, 2001

Total revenues	$110,472	$128,938

Costs and expenses
Employee compensation and benefits	58,426	43,555
Other costs and expenses	51,058	44,402

Total costs and expenses	109,484	87,957

Income before income taxes	988	40,981
Taxes on income	0	0

Net income (loss)	$988	$40,981

Net income (loss) per share
Basic	$0.00	$0.03

Fully diluted	$0.00	$0.02

Shares used to compute per share amounts
Basic	1,346,572	1,537,667

Fully diluted	2,584,072	2,711,986

Progressive Asset Management, Inc.

Condensed Consolidated Statement of Cash Flows

	Three months ended	Three months ended
	March 31, 2002	March 31, 2001

Cash flows from operating activities
Net income (loss)	$988	$40,981
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities	12,380	(26,378)

Net cash provided (used) by financing activities	13,368	14,603
Net cash provided (used) by investing activities	(87,341)	0
Net cash provided (used) by financing activities	(112,365)	(37,424)

Net change in cash and cash equivalents	(186,338)	(22,821)
Cash and cash equivalents,
Beginning of period	486,927	528,683

End of period	$300,589	$505,862

Progressive Asset Management, Inc.

Condensed Consolidated Statement of Financial Condition

	March 31, 2002	March 31, 2001

Assets
Current assets
Cash and cash equivalents	$300,589	$505,862
Commissions and other receivables	26,211	69,904
Other current assets	35,596	46,558

Total current assets	362,396	622,324
Property and equipment, net	9,536	12,869
Other assets	131,975	40,273

Total assets	$503,907	$675,466

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$16,022	$14,531

Total current liabilities	16,022	14,531
Other liabilities	33,849	78,084
Preferred stock, Series A	50,644	8,184
Stockholders’ equity
Preferred stock, Series B	25,000	25,000
Common stock, no par value	1,278,935	1,443,126
Retained earnings (accumulated deficit)	(900,543)	(893,449)

Total stockholders’ equity	403,392	574,667

Total liabilities and stockholders’ equity	$503,907	$675,466

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Results of Second Quarter. The results of PAM’s Second Quarter is described in the “REPORT TO SHAREHOLDERS” dated April 30, 2002. A copy is included as Exhibit 19 to this Form 10-QSB and is incorporated by reference as part of this Item 2.

Forward-Looking Statements. Any statements contained in this Quarterly Report that relate to future plans, events, or performance are forward-looking statements that involve risks and uncertainties. These include: but are not limited to, changes in general economic conditions, particularly the recent down-turn in the economy and the war on terrorism, intense competition for customers, pressures on brokerage, other fees charged, most notably the competition among firms offering brokerage services on-line, the mood of the investing public and the changes in political attitude toward socially responsible investments. The terrible attack on September 11, 2001, on targets in the United States, creates even greater uncertainty and insecurity. No one yet knows the full ramifications of these incidents. PAM cautions that the foregoing list of important factors is not exclusive. Developments in any of these areas could cause PAM’s results to differ materially from results that have been or may be projected by or on behalf of PAM. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this statement. PAM does not undertake to update any forward-looking statements that may be made from time to time by or on behalf of PAM.

PART II-OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits required by Item 601 of Regulation S-B.

Exhibit 2	(a)	Restated Articles of Incorporation(1)
	(b)	Bylaws(1)
Exhibit 6	(a)	Stock Option Plan(1)
	(b)	Standstill and Restrictions on Transfer Agreement Between and among Progressive Asset Management, Paradox Holdings Inc., and Financial West Group(1)
	(c)	Agreement between PAM and Sustainable Systems, Inc.(2)
	(d)	Amendment to Standstill and Restrictions on Transfer Agreement Between and among Progressive Asset Management, Paradox Holdings Inc., and Financial West Group(3)
Exhibit 12	(a)	Purchase Agreement Among Paradox Holdings, PAM and FWG(1)
Exhibit 19	Report to Shareholders, dated April 30, 2002

Footnotes: (1) Incorporated by reference to the Company’s Registration Statement on Form 10-SB, Amendment 2, filed August 9, 2000. (2) Incorporated by reference to the Company’s Form 10-KSB, filed on September 28, 2000. (3) Incorporated by reference to the Company’s Schedule TO (Exhibit (d)(3)) filed on November 14, 2001.

(b)  Reports on Form 8-K. No Forms 8-K were filed during the quarter for which this report is filed, listing the items reported, any financial statements filed and the dates of such reports.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROGRESSIVE ASSET MANAGEMENT, INC.

Date: May 1, 2002	/s/ Eric Leenson

Eric Leenson, President and Chief Executive Officer

Date: May 1, 2002	/s/ Catherine Cartier

Catherine Cartier, Secretary