Form 10KSB
period 2002-06-30
PROGRESSIVE ASSET MANAGEMENT INC
filed 2002-09-26
CIK 862801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

[x ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
       For the fiscal year ended June 30, 2002.

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
       For the transition period from      to

Progressive Asset Management, Inc.
(Name of small business issuer in its charter)

California (State or other jurisdiction of incorporation or organization)	90-804853 (I.R.S. Employer Identification No.)

1010 Oak Grove Road, Concord, CA (Address of principal executive offices)	94518 (Zip Code)

Issuer’s telephone number (800) 786-2998

Securities registered under Section 12(b) of the Exchange Act:
NONE

Securities registered under Section 12(g) of the Exchange Act:
1,11983 shares of Common Stock

Common Stock
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x ] Yes    [   ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

Issuer’s revenues for its most recent fiscal year $497,772.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of September 1, 2002, is $360,450.33.

The number of shares outstanding of each of the issuer’s classes of common equity, as of September 1, 2002, is 1,220,483.

DOCUMENTS INCORPORATED BY REFERENCE

None of the following documents are incorporated by reference: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933.

Transitional Small Business Disclosure Format (Check one): Yes X ; No

INFORMATION REQUIRED IN ANNUAL REPORTS OF
TRANSITIONAL SMALL BUSINESS ISSUERS

The Issuer has elected to furnish the information required by Items 6-11 of Model B of Form 1-A, as well as the information required by Parts II and III of Form 10-KSB.

ITEM 6. DESCRIPTION OF BUSINESS

(a)  Narrative Description of Business.

(1)  Business of Progressive Asset Management, Inc. (“PAM”).

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

(B)  PAM Provides Its Services Principally Through Financial West Group, Inc., (“FWG”). Prior to 1999, PAM had its corporate office in Oakland, California, an office in New York, New York, and offered its services through several other independent offices operated by persons who were registered representatives of PAM. In March 1999, PAM entered into an agreement with FWG and Paradox Holdings, Inc. (“Paradox”). FWG is a wholly-owned subsidiary of Paradox. FWG is a broker-dealer, registered with the NASD, with 47 offices and approximately 400 registered representatives. FWG is an NASD, SIPC, and MSRB member. FWG is also registered as a investment adviser with the Securities and Exchange Commission, the State of California and several other states. Financial transactions are processed through Correspondent Services Corporation (“CSC”), a wholly owned, fully guaranteed subsidiary of PaineWebber, Inc.

Under the agreement among the parties, PAM transferred all of its customer accounts and its registered representatives to FWG. Three persons remain registered representatives with PAM as well as becoming registered representatives of FWG. (For purposes of convenience, persons registered through FWG are referred to as “employees” although many are classified as “independent contractors” under federal or state law.)

For purposes of marketing and convenience, the registered representatives of FWG who concentrate on socially-responsible investing and use the services of PAM, are referred to as the “PAM Network” so that it is clear to the investor that the services of PAM are utilized to achieve the goals of the client to have a portfolio that meets the client’s social responsibility goals. Because of the requirements of the NASD and the California Department of Corporations, all signage, correspondence and agreements state that all transactions are conducted through FWG. Consequently, the PAM Network serves as the socially responsible investment arm of FWG, with PAM providing participants in the PAM Network with state of the art socially responsible investment services — social screening, shareholder advocacy, and information on community investing.

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

This was the third full fiscal year of operation under the new structure created by the strategic alliance with FWG. In this relationship, PAM provides social research, stock screening, and other services to the brokers in the PAM Network. To date this alliance has proved beneficial to both parties.

In the fiscal year ending June 30, 2002, PAM produced total revenues of $497,772, with expenses of $448,488. This means that PAM had an after-tax net profit of $47,684, generating basic earnings per share of $0.04 per share and fully diluted earnings per share of $0.02. In comparison, during the previous fiscal year, PAM earned gross revenues of $603,605, with expenses of $407,316, and thus a net profit of $194,689, which generated basic earnings per share of $0.13, and fully diluted earnings per share of $ 0.07.

Skeptics of Socially Responsible Investing (SRI) would like the public to believe that “do good” companies cannot compete financially with those enterprises that don’t care about doing the right things. Since our founding in 1987, Progressive Asset Management (PAM), has striven to demonstrate that this idea is simply false. The performance of SRI investments since 1987, has been vindication of our trust and belief in SRI. You need look no further for validation of SRI than the sorry state of the shareholders of Enron, Worldcom, Global Crossing, or other recent victims of corporate greed.

The current wave of scandals has impacted everyone in the brokerage industry as share prices have plummeted, and investor confidence has likewise fallen. Stock market investment activity is likely to remain depressed for some time. Perhaps the only silver lining to this cloud of pessimism overhanging the investing public, is the interest, more robust than ever, in SRI as an investment strategy. While SRI investors were, in certain instances, snookered in some of these scandals, some of the screens commonly employed in SRI served to reduce investors’ exposure.

PAM organized a milestone conference Bottomline 2001: The Future of Fiduciary Responsibility that was held April 2001 in San Francisco. Nearly 200 institutional investors and their advisors, representing more than $700 billion in assets, gathered to discuss the social and environmental impact of their decisions. One of the most important themes of the conference was addressing their increasing concern about corporate governance and how shareholders must regain control of their property that had been usurped by corporate management. Now, in 2002, this concern has exploded as an urgent national problem for the coming decade. Whether or not the administration of capital can be democratized to serve shareholders’ values and their long-term interest is an issue that will have tremendous implications for our social and environmental well-being.

The fiscal year ending June 30, 2002, was very challenging, to say the least. Economic recession, terrorist attacks, corporate scandals, instability in the Middle East, and the threat of the United States going to war all contributed to a decline of 17.9% in overall revenues. Despite the fact that expenses increased, PAM again achieved a modest profit. In addition, PAM continued to strengthen the staff’s education and skills as well as adding more registered representatives to the PAM Network.

This was the third full fiscal year of operation under the new structure created by the strategic alliance with Financial West Group (FWG). In this relationship, PAM provides social research, stock screening, and other services to the brokers in the PAM Network, who are registered with FWG. In return, FWG handles all the back office operations, is responsible for supervision and oversight of all registered representatives in the Network, and pays PAM an override on commissions and fees generated by the brokers of the PAM Network. This alliance has proved beneficial to both parties.

In the fiscal year ending June 30, 2002, PAM produced total revenues of $497,772 with expenses of $448,488. This means that PAM had an after-tax net profit of $47,684 generating basic earnings per share of $0.04 and fully diluted earnings per share of $0.02. In comparison, during the previous fiscal year, PAM earned gross revenues of $603,605 with expenses of $407,316, realizing a net profit of $194,689 with fully diluted earnings per share of $0.07.

In keeping with the implementation of our business plan, the largest single increase in expenses came in employee compensation and benefits. As to be expected, other related expense items in this area such as advertising and travel/entertainment, also increased.

With regard to revenues, brokerage commissions and advisory fees were down significantly, falling by $126,765, or approximately 22% from 2001. This drop is attributable primarily to the decline in the total value of the assets under management and to the drop in investor morale, as previously mentioned. However, a portion of the change is attributable to the impact of the first full year of the increased payout to registered representatives who are members of the PAM Network, that was first authorized by the Board of Directors in January 2001. Income declines from interest and dividends were more than offset by a one-time payment of a fee of $30,000. The fee was for PAM’s providing communication and investor relation services over a period of six years for a limited partnership formed to provide financing for low-income housing.

With total stockholders’ equity of $403,956, cash and cash equivalents of $337,226, little debt, and expenses well under control, PAM continues to enjoy a healthy balance sheet. Nevertheless, in the context of present bear market conditions, operating losses are possible. Budget restraints must remain in place until revenues improve.

The size of the PAM Network is not static because it is not limited to the registered representatives whose registrations were transferred from PAM to FWG. Members of the PAM Network can include persons who were registered representatives of FWG before PAM and FWG entered into the agreement as well as new registered representatives. PAM assists FWG in recruiting registered representatives who are interested in promoting socially-responsible investing. Since the transfer of the registrations of the registered representatives from PAM to FWG in 1999, the number of registered representatives in the PAM Network, has nearly doubled from 23 to 50 as of June 30, 2002.

The following is a summary of the number of registered representatives of FWG who are members of the PAM Network and the income to PAM generated by these representatives over the last fiscal year.

Number of	Gross Revenues Generated by	Portion of Gross Revenues Paid PAM
Representatives	Representatives Received by FWG	by FWG

50	$4,287,294	$443,026

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

As part of the agreement among the parties, Paradox has purchased a minority equity stake in

PAM equal to 40% of the voting power of all the outstanding stock of PAM. Paradox cannot purchase any additional shares of PAM until January 2, 2003. The NASD approved the March 1999 agreement among the parties in late June 1999, and the purchase of PAM shares by Paradox was completed in early July 1999. The March 1999 agreement among the parties is incorporated by reference as Exhibit 12(a). An amendment to the standstill agreement between and among Progressive Asset Management, Paradox Holdings, Inc., and Financial West Group is incorporated by reference as Exhibit 6(d).

As a further incentive for entering into the relationship with FWG, PAM receives an additional 2.5% of the gross commissions generated by FWG registered representatives who are members of the PAM Network over and above the basic amount. This additional payment will cease once FWG has paid PAM a total of $875,000 from the gross commissions generated by FWG registered representatives who are members of the PAM Network. Income of PAM from any other source is not included in determining when the additional $875,000 is fulfilled. As of June 30, 2002, PAM has received $325,268 of the $875,000 in additional payments due it. For purposes of illustration, again, a registered representative commonly receives approximately 86% of the gross commissions, FWG receives 2.25% (5% minus 2.75%), and this results in PAM receiving 11.75% of the gross commission.

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

The resulting “Socially Screened Portfolio” is a product marketed directly by FWG registered representatives in presentations to current and prospective clients. The registered representatives use promotional material prepared by and paid by FWG. The incremental cost to PAM for providing the social screening to FWG is negligible since PAM is continually screening companies as part of the services it provides directly to members of the PAM Network.

PAM does not receive a portion of all of FWG’s income from its securities brokerage and advisory business. Therefore, FWG’s revenues in the past give no guidance to the amount of revenues that will be generated under the agreement between PAM and FWG.

Association with FWG provides PAM with a much stronger technology platform, enhanced back office capacity, and significantly expanded registered representative recruitment opportunities. FWG handles licensing and transactions for the registered representatives affiliated with the PAM Network. Linking with PAM gives FWG access to the field of socially-responsible investing. Through FWG, the PAM Network offers a complete range of investment services for any portfolio, large or small including:

•	Access to all major markets and types of investments.

•	Socially responsible mutual funds and retirement plans.

•	Identification of socially responsible investment managers.

•	Social screening, shareholder advocacy, and community investments.

•	Offices in Arizona, California, Iowa, Indiana, Kentucky, Maryland, Massachusetts, Michigan, New Hampshire, New Jersey, New York, Ohio, Oregon, Pennsylvania, and Wisconsin, as of June 30, 2002.

•	No-load socially responsible mutual funds through Charles Schwab & Co., Inc., on an advisory-fee basis.

(C)  PAM’s Services to the Public Emphasize Socially-Responsible Investing.

(I)  Socially-Responsible Investing. PAM was created to provide securities brokerage and advisory services to persons who seek to engage in “socially-responsible investing.” This term means that a person’s investments reflect that person’s social concerns. PAM starts from the premise that corporations that combine positive financial and social performance make the best long-term investments. Businesses that do not follow what PAM believes are socially and environmentally responsible practices tend to have greater liabilities and charges. Examples of such businesses are heavy industries and utilities that pollute air and ground water and tobacco manufacturers, because they are subject to charges against earnings from the burdens of regulatory compliance, litigation, fines, strikes, and boycotts.

Socially-responsible investing can be achieved in three ways:

•	Social Screening.

•	Shareholder Activism.

•	Community Investing.

PAM conducts its own proprietary research which it provides to PAM Network registered representatives and to other registered investment advisers to use in creating model portfolios based on social and environmental concerns of most persons concerned with socially-responsible investing. Social screens frequently requested include structuring a portfolio that meets the goals of a client in these areas:

•	Environment.

•	Employee relations.

•	Quality of products and services.

•	Nuclear weapons or nuclear power.

•	Tobacco, alcohol, or gambling.

•	Relations with repressive regimes.

Customized screens are also developed according to registered representatives’ and registered investment advisers’ specifications based on clients’ specific needs.

(II)  Shareholder Advocacy and Community Investments. PAM provides support to PAM Network registered representatives to assist their clients realizing their social objectives through the strategies of shareholder advocacy and community investing. Through shareholder advocacy, clients use their ownership of the stock of a company to pursue change in the company’s social or environmental performance. PAM works with the Interfaith Center for Corporate Responsibility and other advocates of corporate responsibility to:

•	Engage in dialogue with company officials.

•	Introduce or co-sponsor social shareholder resolutions.

•	Build shareholder advocacy networks and wage shareholder campaigns.

PAM also works to provide community investing to enable the clients of PAM Network registered representatives to invest in companies that have a high community impact. PAM has served as the placement agent for investments that promote:

•	Economic development in inner city and rural poverty areas in the United States.

•	Sustainable development in the developing world.

•	Low income housing.

•	Energy self-reliance and alternative energy production.

PAM has joined with the Calvert Social Investment Foundation to create PAM Community Investments. PAM Community Investments are offered by Information Guide through FWG. By using this national program, investors can direct capital to community development loan funds that help low-income families and neighborhoods work their way out of poverty.

PAM has a relationship to assist Trainer Wortham & Company, Inc. (“Trainer Wortham”) to offer socially-screened management of short-term funds of cities and other institutional investors. Trainer Wortham is registered with the SEC as an investment adviser and has over $4.4 billion in management. It is the investment management subsidiary of First Republic Bankcorp, a regional bank with its headquarters in San Francisco, CA. Under the arrangement with Trainer Wortham, PAM will be responsible for socially-screening investments and marketing this service while Trainer Wortham manages the investments, making the investment decisions. For its services, PAM receives a portion of the advisory fees charged by Trainer Wortham. The amount of the advisory fees that PAM receives is 10% of the total management fee with respect to all funds invested by Trainer Wortham on behalf of clients using PAM’s screening services. Separately, for each investor referred to Trainer Wortham by PAM, PAM will receive a percentage of the total management fee Trainer Wortham receives from that client. During the first 12 months, the amount will be 25%; for the second 12 months, 20%; for the third 12 months,15%; for the fourth 12 months, 10%; and for the fifth 12 months and each month thereafter, 5%. This relationship has not yet generated income for PAM.

In the past fiscal year, PAM and PAM staff continued to play leadership roles in a variety of special projects with significance for the field of socially responsible investment and, during this fiscal year PAM initiated the following new projects.

*Guided by Neil Stallings, PAM’s Director of Social Research, PAM launched in early calendar year 2002, a new service for Network clients. PAM will notify financial consultants if a company in a client’s portfolio is the subject of a socially-oriented shareholder resolution. Where appropriate, clients will be informed of the resolution by their advisor and encouraged to make an informed decision.

(III) Investment Services Provided Through the PAM Network. Registered representatives in the PAM Network, serving as the socially-responsible division of FWG, offers a wide variety of services and investments for any size portfolio, including:

•	Mutual funds— full range of socially responsible mutual funds.

•	Stocks— access to all major markets and exchanges.

•	Bonds— municipal, government agency, corporate, and convertible bonds.

•	Insurance.

•	Financial and estate planning.

•	Retirement planning for individuals and businesses.

Through FWG, PAM Network Registered Representatives provide additional financial consulting services to institutions and individuals with larger investment portfolios. These services include assistance in and investment plan design and implementation, such as:

•	Defining financial objectives and social goals.

•	Asset allocation.

•	Assessment of portfolio performance.

•	Investment manager evaluation, search, and selection advice.

•	Ongoing social screening.

•	Regular performance monitoring.

•	Shareholder advocacy.

•	Custodial services.

These services are supported by PAM through the PAM Network. In addition to providing these services through the PAM Network, PAM directly provides clients ongoing social screening and shareholder advocacy services. PAM at present does not receive compensation for shareholder advocacy. Its compensation for ongoing social screening is negotiated between PAM and the client.

(IV)  The Client Base Includes Large and Small Investors. Since any investor, large or small, can have a portfolio structured to be socially-responsible, persons who use the services of the PAM Network can have an account as small as $1,000. The average size of an account is approximately $100,000, with at least 80% of the accounts under $500,000. Clients include individuals, unions, religious organizations, and non-profit organizations. The largest client utilizing the services of FWG registered representatives in the PAM Network is a religious organization, but which has been responsible for 12% of PAM’s gross revenue in fiscal years 2001 and 2002.

Through its relationship with FWG, PAM receives compensation on certain transactions on a per-trade basis as a broker-dealer, and receives compensation for advisory services, as an investment adviser. PAM also generates fees separately from its relationship with FWG principally from “social screening.”

The income from brokerage transactions through FWG equal approximately 70% of PAM’s gross revenues, and the income from investment advisory fees through FWG equal approximately 30% of PAM’s gross revenues. PAM no longer acts as an underwriter for any offerings.

(ii)  Status of New Products or Services.

*ProgressiveTrade Securities, Inc. In June 2000, PAM formed a strategic alliance with Sustainable Systems, Inc., (SSI) to explore the creation of ProgressiveTrade, as a new company to offer socially responsible investing to on-line investors. The idea behind ProgressiveTrade is to design and build an on-line social screening system that offers investors a way to create and apply their own social and environmental screens to evaluate investments and then execute trades in those investments through one or more affiliated on-line brokerages. Under the agreement between PAM and SSI, the parties conducted feasability studies and formed a new corporation in which PAM owns 70% of the initial stock in ProgressiveTrade and SSI owns 30%. PAM has fulfilled its maximum financial commitment of $100,000 to ProgressiveTrade. Based on initial studies and planning, the parties in September 2000, agreed to incorporate ProgressiveTrade (which has been done), raise initial capital and complete a feasibility study. The agreement between the parties is identified as Exhibit 6(c) to this filing.

Since PAM has played a pioneering role in the definition of the field of socially responsible investing, the company has a powerful location from which to launch ProgressiveTrade, which will incorporate PAM’s proprietary social research and social screening systems.

ProgressiveTrade is the joint venture between PAM and SSI to create an on-line socially-responsible investment brokerage firm, and is moving steadily closer to launching. SSI is the Managing Member of the Communication Technology Cluster, LLC, a successful incubator for high tech communications start-ups located in the recently restored historic Rotunda Building in downtown Oakland, California. ProgressiveTrade has offices in the Communication Technology Cluster, taking advantage of the many services offered by the incubator setting. SSI is also Managing Director of a project initiated by the Bay Area Council that is establishing an innovative $250 million family of community investment funds. James Nixon, long-time Vice President of Sustainable Development for PAM, left PAM in 2001 to focus on his work at SSI, a company that PAM helped found in 1993.

ProgressiveTrade has been incorporated, finished its business plan, and begun the process of building its on-line socially responsible investment system.

The development of Progressive Trade Securities, Inc. (PTS), continues. The online financial platform initiated by PAM and Sustainable Systems, Inc. (SSI), made substantial progress in fiscal 2002. It raised seed financing of $250,000 of which $100,000 came from PAM, as was disclosed in a quarterly report. In addition, PTS completed an “alpha” version of its “Social Screening Module,” a proprietary technology that enables individual investors to create their own social screens and be notified electronically of whether particular companies pass those screens. The Module is integrated with an online trading platform that also allows investors to purchase securities.

PTS added several key persons to its advisory board, including Henry Carter and Matt Ariker, respectively the former Chief Compliance Officer and former Senior Vice President of Marketing for E*Trade. Management is now engaged in raising additional capital necessary to roll out the system and thereby be in a position to commence trading.

The launch date depends on many internal and market factors, but the current goal is to be ready for clients to begin trading during the first quarter of 2003. However, it should be noted that raising capital is particularly difficult in the present financial environment, especially for internet-related startups. Should PTS be unsuccessful in its efforts to secure the necessary capital, PAM could lose its entire investment.

*Transition Period. The last several years were spent making the successful transition to our new business model with FWG. Now the essence of PAM’s business strategy may be described as follows:

1)	Actively recruit more NASD licensed financial professionals to the Network.

2)	Help increase the production of existing brokers with marketing and product initiatives.

3)	Explore new business opportunities that do not require much outlay of PAM’s capital.

To achieve these objectives, PAM has taken several important steps in the area of broker recruitment. To that end, Alison Wise joined PAM as Director of Business Development in August 2001, and PAM has dedicated more resources to promote activities oriented to fulfill points 1 and 2 of the strategy described above. In the short run, as anticipated in the 2001 Annual Report, these shifts cut significantly into the level of profitability attained in the past fiscal year. However, increasing the number and productivity of brokers is crucial for the long-term health of the Company. In addition, the current, substantial rise in investor sentiment favoring socially responsible investing (SRI) makes the upcoming period an unique time frame for attracting experienced professionals.

PAM management is exploring the feasibility of moving the headquarters back to Oakland. Rents have fallen dramatically in Oakland since our departure two years ago, reflecting the overall drop in commercial rental rates in the San Francisco Bay Area. Management believes that having its principal office in centrally-located Oakland will help attract registered representatives in the San Francisco Bay Area to the Network. We believe that the move will result in a modest reduction in the rental rate per square foot.

A boost to recruitment and marketing efforts will come from the recent publication of PAM Chair Peter Camejo’s book “The SRI Advantage: How Socially Responsible Investing Has Outperformed Financially,” a collection of essay and articles. With a preface by Ralph Nader and an introduction written by famed shareholder-activist Robert A.G. Monks, the author/editor weaves together the chapters of evidence that SRI outperforms other investment approaches, in terms of increasing return and reducing risk. The book includes writings of many leaders of the SRI industry, and will stimulate interesting debates among financial professionals while educating the general investing public.

On the social advocacy side, PAM will continue to leverage resources for shareholder advocacy and community investing efforts. Interest in SRI issues by institutional shareholders is likely to grow. PAM is well positioned to develop educational services for that constituency, and for the investing public in general, should it be determined that such activity will generate a meaningful contribution to profitability.

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

(iv)  Number of Employees. PAM has three full-time employees and four part-time employees for a total of seven employees, including three of whom are registered representatives with FWG. Peter Camejo, Eric Leenson, Cathy Cartier, remain as registered principals of PAM. Staff in the offices of the 19 affiliates of the PAM Network are employees of the independent contractor offices that make up the PAM Network.

(v)  Environmental Expenditures. PAM discharges no material into the environment and requires no environmental control facilities. Therefore there have been no expenditures and no effects or expected effects from compliance with federal, state, and local provisions regulating discharge of materials into the environment or from environmental control facilities.

(2)  Future Financial Performance.

(i)  Distinctive or special characteristics of the financial services industry, which may have a material impact upon Progressive Asset Management’s financial performance, include:

•	Changes in technology. The advent of internet trading, direct consumer access to ever-increasing quantities of research information and lower commission rates are having a significant impact on the securities industry. Such changes have pushed down the profit-margins on transaction-based fees, especially those charged on the internet. Furthermore, the increased usage of the internet for trading requires all securities brokerage firms to consider offering such a service. The availability of free or low-cost advice through print, television and the internet have increased the pressure on profit-margins for offering advice.

•	Shifts in financial services compensation from transaction-based commissions, to asset-based fee structures. This may result in short-term decline in revenue from certain accounts through fiscal year 2003 as the basis of compensation is gradually converted. All registered representatives may not be able to make the transition to earning sufficient income under this basis of compensation and thus may leave the industry.

•	Rapid growth of socially responsible investment up 82% to $2.16 trillion with screened portfolios up 183% to $1.49 trillion, according to the 1999 SRI Trends Report of the Social Investment Forum, the professional association of socially responsible investment professionals. One of the reasons for the rapid growth of socially responsible investing is the positive financial performance of socially responsible investment. Also, according to the Forum in a July 26, 2001 press release. Ten of the 15 screened funds (66%) with $100 million or more in assets earned top marks for performance from either or both Morningstar and Lipper Analytical Services for the one and three year periods ending June 30, 2001. The rapid growth of socially responsible investment is both positive, in that the market for the services of PAM and the PAM Network is expanding, and also negative in that competition within that market is also increasing. The number of individual socially responsible investment practitioners is growing and some of the major brokerage houses are adding socially responsible investment divisions. Larger firms may have an advantage in recruiting registered representatives, including the possibility of recruiting from FWG and the PAM Network because they offer significant bonuses.

•	The trading of PAM’s common stock is reported on the NASD Over-the-Counter Bulletin Board (OTCBB). Because trading on the Bulletin Board is extremely light in comparison with trading on the NASDAQ or trading on an exchange, trading of PAM’s stock will remain illiquid, thus limiting the ability to trade its stock. (As discussed in Part II, Item 1, the OTCBB will cease functioning in 2003. Trades in PAM’s stock will instead will be reported on the “Electronic Pink Sheets.” The comments concerning liquidity of the stock will remain accurate.)

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

The settlement of the claims with the Earth Trade noteholders has removed a cloud on the future operations of PAM, and terminated what could have resulted in a series of arbitrations and court cases that PAM’s legal counsel estimated would have cost PAM in excess of $100,000 in attorneys’ fees. Furthermore, under the terms of the settlement, PAM is able to extend the payments over approximately 10 years without the payment of any interest.

On the other hand, the Earth Trade settlement did require the initial payments of $119,000 over 2-1/2 years, and will require annual payments equal to 1% of PAM’s gross revenues. These funds would have been available to meet the obligations of PAM or expand PAM’s operations. However, because of the amount of legal fees facing PAM in relation to Earth Trade, the settlement overall has improved the liquidity of PAM.

(b)  Segment Data. Progressive Asset Management, Inc. does not segment data in its financial statement.

ITEM 7. DESCRIPTION OF PROPERTY

•	National Office. PAM’s national office is at 1010 Oak Grove Road, Concord, CA 94518. The phone number is 800-786-2998, and the email address is pam@progressive-asset.com. PAM entered into a lease with Mr. Camejo for the space now occupied as the principal offices of PAM. The term of the lease ends October 1, 2002, and will continue on a month-to-month basis thereafter. The office space is approximately 960 square feet. The rent, payable monthly, is $1,660.00, and includes utilities. PAM’s management believes the terms of the lease are below market rate at the time the lease was entered into and was approved by a majority of the disinterested members of the Board of Directors.

PAM management is exploring the feasibility of moving the headquarters back to Oakland. PAM’s management believes that the move will result in a modest reduction in the rental rate per square foot. PAM believes a new lease may be entered into prior to November 1, 2003, and the move may be made prior to January 1, 2003.

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

ITEM 8. DIRECTORS, EXECUTIVE OFFICERS, AND SIGNIFICANT EMPLOYEES

The members of the board of directors of PAM are elected at the annual meeting of shareholders and serve until the next annual meeting of shareholders or until their successors are elected. The most recent annual meeting was held March 22, 2002.

(a)  Names, Ages, and Experience of Directors and Executive Officers.

Peter Camejo, Chair of the Board of PAM. Peter Camejo has served as CEO and Board member since PAM’s inception in 1987. From the inception of PAM until April 1, 2001, Mr. Camejo was also the Chief Executive Officer of PAM. Before co-founding PAM, he was an investment broker at Merrill Lynch and Prudential Bache. Mr. Camejo has, in addition to his Series 7 General Securities license, a Series 24 General Principal license, a Series 4 Options license, and a Series 3 Commodities license.

Active in the environmental movement, Mr. Camejo has served as a member of the Board of Directors of EarthShare and the Chair of the Council for Responsible Public Investment. He is also a member of the Board of the Contra Costa County Employee Retirement Association. Mr. Camejo, originally from Venezuela, is a naturalized U.S. citizen. He is 62 years old, married and has two children.

Catherine Cartier, Secretary, Chief Administrative Officer and Director. Ms. Cartier joined PAM at its inception in 1987 and has served as a Board member and Corporate Secretary since 1994.

Prior to joining PAM, Ms. Cartier worked for Lehman Brothers and Prudential Bache. She earned a BA from St. Mary’s College and holds her Series 7 General Securities license, Series 24

General Principal license, Series 53 Municipal Principal license. Ms. Cartier is 52 years old.

Eric Leenson, President, Chief Executive Officer, Chief Financial Officer and Director. Eric Leenson has been a member of the Board since 1989. He has been CFO since 1990, President since 1992, and became Chief Executive Officer on April 1, 2001. In his positions, he is responsible for the day-to-day oversight of the firm’s operations. He is also responsible for its financial accounting and reporting. He holds a Series 7 General Securities license, a Series 24 General Principal license, and a Series 4 Options license.

Mr. Leenson left his position as a financial consultant at Merrill Lynch to join PAM in October 1987. Prior to joining Merrill Lynch, he was co-founder and long time Managing Director of La Pena Cultural center in Berkeley, CA. Mr. Leenson is 53 years old. Mr. Leenson received a B.A. from the Woodrow Wilson School of Princeton University in 1970, and an M.B.A. from the University of California, Berkeley in 1986.

Michael S. Wyman, Director. Mr. Wyman is a Board member of PAM, serving in his second term. Mr. Wyman is a graduate of Pomona College, class of 1972 and Hastings College of Law, class of 1981. He is member in good standing of the California State Bar.

Mr. Wyman has worked as a lettuce picker, dishwasher, writer, editor, corporate director. More recently, he was CEO of It’s Electric!, an electric car dealership from 1998 through January 1999. Before his involvement with It’s Electric!, and since he left, It’s Electric!, he has been a private investor in the field of socially responsible investing. Earlier he held the positions of editor, associate director, and director for the Center for Democracy in the Americas in Washington, D.C. Prior to his tenure at the Center, Mr. Wyman was an attorney in private practice. Mr. Wyman is 51 years old.

Nina Lau-Branson, Director. Nina Lau-Branson is serving her second term on the Board. After receiving her MBA in Finance from the University of Wisconsin, Ms. Lau-Branson was employed by Price Waterhouse Coopers. As the first Corporate Controller for Wind River Systems in Alameda, CA, Ms. Lau-Branson was an integral part of the team that brought Wind River Systems public. During her tenure with Wind River Systems they grew to a company with over $50 million in revenues and operations in over ten countries. Ms. Lau-Branson lives in Oakland, California and is 46 years old.

Gene Valentine, Director. Gene Valentine is serving his second full one-year term on the Board. He joined the Board in June 1999. Mr. Valentine is Chairman of the Board and Chief Executive Officer of FWG. Mr. Valentine has a BS degree from Bethany College and also attended the University of Vienna. Mr. Valentine is also the President and Founder of Second Byte Foundation which provides computers to at-risk children. Mr. Valentine is 52 years old.

Edward L. Price, Director. Mr. Price is serving his second term. Mr. Price is Director and Chief Administrative Officer of FWG. Mr. Price has a BA from the U.S. Naval Academy and a MBA from the University of California, Berkeley. Previously a CPA with Touche Ross, Mr. Price joined FWG in 1998. Mr. Price is 51 years old.

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

ITEM 9. REMUNERATION OF DIRECTORS AND OFFICERS

(a)  Aggregate Annual Remuneration.

	Capacities in which	Aggregate
Name	Remuneration Was Received	Remuneration
Peter Camejo Eric Leenson Catherine Cartier	Chair, Broker President, CEO, CFO, Broker Corporate Secretary, Operations Manager	$15,000 $71,156 $15,000

This information was prepared on a cash basis.

Common Stock and Options on Common Stock Issued to Members of the Board. Pursuant to the Stock Option and Incentive Plan adopted by the Board of Directors in 1995, the Board issued for fiscal years 2001 and 2002, common stock and options to those directors who were not officers, directors or employees of PAM, commonly referred to as “outside directors.” The shares and options were issued after PAM became a reporting company, and thus are not “registered” securities, are subject to restrictions on transfers and cannot be publicly traded. The directors did not tender funds for the acquisitions of these securities, but the acquisitions are taxable events for the directors. These shares were issued pursuant to exemptions from registration under Section 4(2) of the Securities Act of 1933 and Regulation D issued by the Securities and Exchange Commission.

The following are the number of shares and options issued and the value of the shares and options at the time of issuance:

	Number of	Number of	Value of Each Option	Year
Recipient	Options	Shares	and Each Share	Issued

Nina Lau-Branson	500	500	$0.60	2002
	500	500	$0.41	2001
Michael Wyman	500	500	$0.60	2002
	500	500	$0.41	2001
Kalman Stein	500	500	$0.60	2002
	500	500	$0.41	2001
Peggy Saika	500	500	$0.41	2001

Mr. Stein resigned from the Board effective March 22, 2002. Ms. Saika resigned from the Board effective December 7, 2000.

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

			Percentage
Title of Class	Name and Address	Amount of Shares	of Class
Common Shares	Peter Camejo 1010 Oak Grove Road Concord, CA 94518	350,718	28.7
Common Shares	Eric Leenson 1010 Oak Grove Road Concord, CA 94518	78,350	6.4
Common Shares	Catherine Cartier 1010 Oak Grove Road Concord, CA 94518	20,000	1.6
Common Shares	All Officers and Directors	557,834	45.7
Series B Preferred Shares	Paradox Holdings, Inc. 2663 Townsgate Rd. Westlake Village, CA 91361	25,000	100

The Series B Preferred Shares, held by Paradox Holdings, Inc., when combined with the common stock, has voting power equal to 40% of the total shares that can be cast. Consequently, the following is the voting power of the following persons when factoring in the voting power of the Series B Preferred Shares: Peter Camejo 17.2% ; Eric Leenson 3.9%, Catherine Cartier 1.0%; and all Officers and Directors, 27.4%. Under the Standstill Agreement between PAM and Paradox, until January 1, 2003, neither party can take steps to change the relative voting power of Paradox. This agreement is identified as Exhibit 6(b) to this filing.

(b)  Other Holders of 10% Voting Securities. None.

(c)  Certain holders of Non-Voting Securities.

	Name and Address	Amount of	Percentage
Title of Class	of Shareholder	Shares	of Class
Preferred A	Lakshima Inc.	13.669	18.9
	36 Roseberry Ave.
	Ottawa, ON K1S 1W2
Preferred A	Dominican Sisters of Springfield, Illinois	7,927	10.1
	1237 West Monroe Street
	Springfield, IL 62704
Preferred A	Monica Moore	7,293	10.1
	842 Santa Barbara Blvd.
	Berkeley, CA 94707

(d)  Options, warrants, and rights. None of the persons listed in item (a) above, hold any options, warrants, or rights reportable under this section.

ITEM 11. INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS

Peter Camejo, Chair of the Board of Directors has entered into an agreement whereby certain holders of notes of Earth Trade, Inc., in which PAM held an interest, may exchange such notes for shares of PAM held by Mr. Camejo. The notes are payable by PAM. This transaction is explained in more detail under “PART II, ITEM 5. RECENT SALES OF UNREGISTERED SECURITIES (b) Securities Being Offered, Shares issued in settlement with creditors of Earth Trade, Inc.”

Mr. Camejo has also entered into an agreement with PAM for the office space occupied by PAM. This transaction is explained in more detail under “PART I, ITEM 7. DESCRIPTION OF PROPERTY.”

PART II

Item 1. Market Price of Dividends on the Registrant’s Common Equity and Other Shareholder Matters.

(a)  Market Information.

PAM’s common stock has been reported on the OTCBB under the symbol PAMI since 1997 and the following are the highs and lows reported on the OTCBB for the periods listed.

Quarter	High	Low

July-September 2000	0.43	0.03
October-December 2000	0.50	0.01
January-March 2001	0.30	0.30
April-June 2001	0.51	0.25
July-September 2001	.60	.40
October-December 2001	.60	.16
January-March 2002	.51	.20
April-June 2002	.51	.51

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

PAM’s stock has been quoted on the Over the Counter Bulletin Board (OTCBB), which is operated by the National Association of Securities Dealers (NASD). In the year 2000, the NASD imposed a new requirement that any company quoted on the OTCBB must register its stock with the Securities and Exchange Commission (SEC), and be a “reporting company.” PAM undertook the financial cost and regulatory burden to meet this requirement to maintain its position on the OTCBB because management believed it was in the best interests of the shareholders to have the liquidity of shares.

However, the NASD has announced it is phasing out the OTCBB in 2003 and replacing it with the Bulletin Board Exchange (BBX). The BBX will impose a significant initial fee on each company that seeks to have its stock listed on the BBX, and an annual fee. Combined with already existing legal, accounting, and other fees, it will cost PAM and its shareholders $12,000 to $15,000 annually to have PAM’s shares quoted on the BBX.

Therefore, Management has determined to seek to have trades in PAM’s stock reported on the Electronic Pink Sheets (EPS), starting in early 2003, as an alternative method of maintaining liquidity in the trading of the stock of PAM for its shareholders. EPS will not charge PAM a fee for this service and PAM will no longer have to be a “reporting company,” which will mean a significant savings. By no longer being a reporting company, PAM will cease filing annual and quarterly reports with the SEC and certain other reports required under regulations of the SEC. PAM anticipates that it will cease filing these reports no later than by the end of the first calendar quarter of 2003. PAM will of course continue to provide quarterly and annual reports to shareholders.

The PAM Board believes that one of the best ways to increase value for shareholders is to continue buying back PAM common shares. Pam reacquired 241,121 shares of its common stock. Of these shares, 184,671 were purchased at 60 cents each through a tender offer, and the balance of 56,450 were bought on the open market at prices ranging between 45 and 60 cents. Thus, PAM has retired 408,143 shares of common stock, nearly 25% of the total outstanding prior to July 1999, when Financial West Group (FWG) bought a 40% interest in PAM. However, given the falloff in revenues and profitability, the Board of Directors has determined to significantly reduce the repurchases of shares, and monitor such repurchases prudently in accordance with overall firm finances and capital resources. Because of securities industry regulations, PAM Management and PAM Network registered representatives can not discuss the advisability of the purchase or sale of PAM stock.

(b)  Holders of Common Stock. The number of holders of common stock is 102.

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

Item 5. Compliance with Section 16(a) of the Exchange Act.

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers, and persons who own more than 10% of a registered class of PAM’s equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of equity securities of PAM. Officers, directors and greater than 10% shareholders are required to furnish PAM with copies of all Section 16(a) forms they file. To PAM’s knowledge, persons as defined above have complied with all applicable section 16(a) requirements during the preceding fiscal year. However, the Dominican Sisters of Springfield, Illinois did not timely file an initial Form 3, to disclose their hold of 10.1% of the Class A Series Preferred, which is not a registered class of equity securities. The Dominican Sisters filed a Form 3 in August 2002, and did file in a timely manner the annual Form 5 that was due August 2002.

Item 6. Reports on Form 8-K.

No reports on Form 8-K were filed during the last quarter of the period covered by this report.

PART F/S

The following pages, starting with page F-i, are the financial statements and supplemental information of PAM for the fiscal year end June 30, 2002, with the reports of independent auditors. Please note that because PAM is a registered broker-dealer, the financial statements and supplemental information contain information required by the Securities and Exchange Commission that a registered broker-dealer must provide that other businesses need not provide in comparable financial statements.

F-i

Report of Independent Auditors

Board of Directors
Progressive Asset Management, Inc.

We have audited the accompanying statement of financial condition of Progressive Asset Management, Inc. as of June 30, 2002 and 2001, and the related statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the management of Progressive Asset Management, Inc. Our responsibility is to express an opinion on these financial statements, based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Progressive Asset Management, Inc. as of June 30, 2002 and 2001, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Markle Stuckey Hardesty & Bott
Larkspur, California
July 18, 2002

Progressive Asset Management, Inc.
Statement of Financial Condition
June 30, 2002 and 2001

	2002	2001

Assets
Current assets
Cash and cash equivalents	$337,225	$479,383
Investment securities, at fair market value	—	108,979
Commissions and other receivables	24,367	44,694
Employee advances	4,477	12,874
Prepaid expenses	21,612	16,308

Total current assets	387,681	662,238
Property and equipment, at cost	34,112	30,114
Accumulated depreciation	(24,809)	(19,189)

Property and equipment, net	9,303	10,925
Other assets
Deposits	1,216	1,467
Other investments, at cost	3,300	19,300
Advances to unconsolidated subsidiary	100,000	24,179

Total other assets	104,516	44,946

Total assets	$501,500	$718,109

See accompanying notes.

Progressive Asset Management, Inc.
Statement of Financial Condition
June 30, 2002 and 2001

	2002	2001

Liabilities
Current liabilities
Accounts payable	$3,016	$10,548
Salaries and commissions payable	933	5,927
Accrued liabilities	7,500	13,500
Income taxes payable	1,600	1,600

Total current liabilities	13,049	31,575
Other liabilities
Earth Trade settlement — Subordinated	33,849	78,074

Total liabilities	46,898	109,649
Other commitments and contingencies
Preferred stock, Series A, $7 stated value; 200,000 shares authorized, 72,352 shares issued and outstanding (2001 - 78,670)	50,646	55,069
Stockholders’ equity
Preferred stock, Series B, $1 stated value; 25,000 shares authorized, 25,000 shares issued and outstanding (2001 - 25,000)	25,000	25,000
Common stock, no par value; 5,000,000 shares authorized, 1,220,483 shares issued and outstanding (2001 - 1,460,104)	1,260,871	1,418,187
Retained earnings (accumulated deficit)	(881,915)	(889,796)

Total stockholders’ equity	403,956	553,391

Total liabilities and stockholders’ equity	$501,500	$718,109

See accompanying notes.

Progressive Asset Management, Inc.
Statement of Operations
Years ended June 30, 2002 and 2001

	2002	2001

Revenues
Commissions — FWG	$443,026	$569,791
Interest and dividend income	10,534	25,845
Other revenue	44,212	7,969

Total revenues	497,772	603,605
Costs and expenses
Employee compensation and benefits	238,355	194,175
Communications	12,466	1,901
Dues and subscriptions	40,784	39,797
Insurance	27,593	28,075
Occupancy	23,523	21,564
Office expenses	16,056	22,195
Professional fees	37,016	53,471
Promotion and advertising	28,902	20,514
Regulatory	8,322	11,267
Taxes and licenses	505	5,766
Travel and entertainment	9,345	3,857
Depreciation and amortization	5,621	4,734

Total costs and expenses	448,488	407,316

Income before income taxes	49,284	196,289
Taxes on income	1,600	1,600

Net income (loss)	$47,684	$194,689

Net income (loss) per share
Basic	$0.04	$0.13

Fully diluted	$0.02	$0.07

Shares used to compute per share amounts
Basic	1,328,616	1,534,094

Fully diluted	2,343,692	2,695,035

See accompanying notes.

Progressive Asset Management, Inc.
Statement of Stockholders’ Equity
Years ended June 30, 2002 and 2001

	Preferred stock,
	Series B		Common stock
					Retained	Stockholders
	Shares	Amount	Shares	Amount	earnings (deficit)	equity totals

Balances, June 30, 2000	25,000	$25,000	1,583,557	$1,468,657	$(1,047,678)	$445,979
Redemption of preferred stock, Series A, at stated value, net of issuance value	—	—	—	—	(36,807)	(36,807)
Issuance of common stock			1,500	615	—	615
Repurchases of common stock	—	—	(124,953)	(51,085)	—	(51,085)
Net income (loss)	—	—	—	—	194,689	194,689

Balances, June 30, 2001	25,000	25,000	1,460,104	1,418,187	(889,796)	553,391
Redemption of preferred stock, Series A, at stated value, net of issuance value	—	—	—	—	(39,803)	(39,803)
Issuance of common stock	—	—	1,500	900	—	900
Repurchases of common stock	—	—	(241,121)	(158,216)	—	(158,216)
Net income (loss)	—	—	—	—	47,684	47,684

Balances, June 30, 2001	25,000	$25,000	1,220,483	$1,260,871	$(881,915)	$403,956

See accompanying notes.

Progressive Asset Management, Inc.
Statement of Cash Flows
Years ended June 30, 2002 and 2001

	2002	2001

Cash flows from operating activities
Net income (loss)	$47,684	$194,689
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities
Unrealized loss (gain) on investments	—	(855)
Depreciation and amortization	5,621	4,734
Issuance of common stock for director fees	900	615
Changes in current assets and liabilities
Investment securities	108,979	(95,000)
Commissions and other receivables	20,327	30,053
Employee advances	8,397	3,966
Prepaid expenses	(5,304)	4,020
Accounts payable	(7,532)	(4,012)
Salaries and commissions payable	(4,994)	(4,146)
Accrued liabilities	(6,000)	(13,383)
Earth Trade settlement payment	(44,225)	(40,926)
Income taxes receivable and payable	—	1,600

Net cash provided (used) by operating activities	123,853	81,355
Cash flows from investing activities
Purchase of furniture and equipment	(3,999)	0
Change in deposits	251	8,065

Net cash provided (used) by investing activities	12,252	8,065
Cash flows from financing activities
Advances to unconsolidated subsidiary	(75,821)	(24,179)
Redemption of preferred stock, Series A	(44,226)	(40,898)
Repurchase of common stock	(158,216)	(51,085)

Net cash provided (used) by financing activities	(278,263)	(116,162)

Net change in cash and cash equivalents	(142,158)	(26,742)
Cash and cash equivalents,
Beginning of year	479,383	506,125

End of year	$337,225	$479,383

Supplemental disclosures of cash flow information
Cash paid during the year for income taxes	$1,600	$—

See accompanying notes.

Progressive Asset Management, Inc.
Notes to Financial Statements
June 30, 2002

Note 1 — Summary of significant accounting policies

Basis of presentation

Progressive Asset Management, Inc. (Company) incorporated in California in 1987 and registered as a broker-dealer under the Securities and Exchange Act of 1934. Through May 1999, the Company was a full-service investment firm specializing in socially responsible investing. As more fully discussed in Note 12, the Company transferred all customer accounts and relationships with client representatives to another broker-dealer. The Company remains registered as a broker-dealer, continues to provide research and referrals in consideration for commission-based fees and recruits brokers for FWG (Note 12).

In its policies, practices and programs, the Company commits to provide its clients with the highest quality financial products and investment services and to operate as a strong, positive force for social justice and environmental protection. The headquarters of the Company is in Concord, California.

The accompanying financial statements include the accounts of the Company and exclude the accounts of its 70%-owned subsidiary, ProgressiveTrade Securities, Inc., a start-up enterprise incorporated on November 1, 2000 and that had no significant activity during the years ended June 30, 2002 and 2001. The Company invested $100,000 in ProgressiveTrade Securities, Inc. during the year ended June 30, 2002 (Note 6).

The Company claims exemption from Securities Exchange Commission Rule 15c3-3 because it does not carry customer funds or handle customer securities.

Cash and cash equivalents

Cash and cash equivalents consist of cash on hand and demand deposits held by commercial banks and money market funds held by registered investment companies. All cash and cash equivalents are available to the Company within 90 days of demand. The carrying amount of cash and cash equivalents approximates fair value due to their short-term nature.

Progressive Asset Management, Inc.
Notes to Financial Statements
June 30, 2002

Note 1 — Summary of significant accounting policies (continued)

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

Investment in unconsolidated subsidiary

The Company records its investment in unconsolidated subsidiary (Note 6) at cost.

Security transactions and commissions

The Company records net commission revenue from FWG (Note 12) and on its limited security transactions on a settlement-date basis. Net commission revenue on unsettled transactions at year-end is not material.

Advertising costs

The Company expenses costs for producing and communicating advertising when incurred.

Income taxes

The Company adopted Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that are included in financial statements and tax returns in different periods. Under this method, the Company determines deferred tax assets and liabilities based on the difference between financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the years when the Company estimates the differences to reverse. As of June 30, 2002 and 2001, there were no significant deferred tax assets or liabilities except for a deferred tax asset (net of a 100% valuation allowance) resulting from available income tax loss carryforwards (Note 7).

Progressive Asset Management, Inc.
Notes to Financial Statements
June 30, 2002

Note 1 — Summary of significant accounting policies (continued)

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

Estimated fair value of financial instruments

Statement of Financial Accounting Standards No. 107, “Disclosure about Fair Value of Financial Instruments,” requires the disclosure of the fair value of financial instruments, including assets and liabilities recognized on the statement of financial condition. Management estimates that the aggregate net fair value of financial instruments recognized on the statement of financial condition (including receivables, payables and accrued expenses) approximates their carrying value, as such financial instruments are short-term in nature, bear interest at current market rates or are stated at their fair value.

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

Note 2 — Earth Trade settlement

Earth Trade, Inc. (Earth Trade) organized in 1992 to promote sustainable development by marketing both organic and conventional food products from farm cooperatives in the developing world. In prior years, the Company acted as a sales agent in connection with the placement of certain Earth Trade debt and equity securities.

Progressive Asset Management, Inc.
Notes to Financial Statements
June 30, 2002

Note 2 — Earth Trade settlement (continued)

Principally due to continuing losses, the shareholders of Earth Trade voted in May 1997 to voluntarily dissolve and liquidate its net assets. In April 1997, the Company Board of Directors, with consideration of its mission and standards of social responsibility, its 30% ownership of Earth Trade and its role as placement agent for debt and equity securities issued by Earth Trade, offered a settlement agreement to the Earth Trade note holders. Under the agreement, in exchange for their residual Earth Trade debt and a general release of liability, the note holders could receive either Company Series A preferred stock (Note 8) with a stated value of $7.00 (fair market value on settlement date of $0.70) or Company common stock with a stated value of $5.00 (fair market value on settlement date of $0.50). Substantially all the Earth Trade note holders accepted the settlement agreement in January 1998.

During the years ended June 30, 1999 and 1998, the Company issued stock and cash to close the settlement agreement, as follows:

	Shares	Amount

Preferred, Series A	94,879	$66,416
Common	91,852	45,925
Cash	–	27,022

Total		$139,363

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

Earth Trade settlement subordinated liability and current and future payments as of June 30, 2002 and 2001 reconcile as follows:

Progressive Asset Management, Inc.
Notes to Financial Statements
June 30, 2002

Note 2 — Earth Trade settlement (continued)

Additional settlement	$380,000
Total payments through June 30, 2000	261,000

Earth Trade settlement subordinated liability as of June 30, 2000	119,000
Paid by the Company on September 27, 2000	40,926

Earth Trade settlement subordinated liability as of June 30, 2001	78,074
Paid by the Company on September 25, 2001	44,225

Earth Trade settlement subordinated liability as of June 30, 2002	$33,849

Remaining minimum and maximum amounts payable by the Company during the years ended June 30, subject to the ability of the Company to meet the NASD net capital requirements (Note 16), total as follows:

	Minimum	Maximum

2003 2004	$30,000 –	$33,849 3,849

Before the settlement agreements, the Company owed nothing to Earth Trade or its share- or note holders. Accordingly, the settlement agreement is not a debt extinguishment. However, due to the mandatory redemption feature of the Series A preferred stock (Note 8) issued as part of the first Earth Trade settlement agreement, management does not classify it with stockholders’ equity.

Note 3 — Investment securities

As of June 30, 2002, the Company held no investment securities. On July 16, 2001, the Company redeemed its matured zero coupon bonds for $14,000. On August 30, 2001, the Company redeemed its matured bank certificate of deposit for $95,000 plus accrued interest.

Investment securities as of June 30, 2001 consisted of a bank certificate of deposit that bore interest at 3.50%, matured August 30, 2001 and totaled $95,000 and zero coupon bonds that matured July 15, 2001 and totaled $13,979.

Progressive Asset Management, Inc.
Notes to Financial Statements
June 30, 2002

Property and equipment as of June 30, 2002 and 2001, consists of the following:

	2002	2001

Furniture	$18,673	$18,673
Equipment	4,457	4,457
Computer equipment	10,982	6,984

Property and equipment, at cost	34,112	30,114
Accumulated depreciation	(24,809)	(19,189)

Property and equipment, net	$9,303	$10,925

Note 5 — Other investments

Other investments as of June 30, 2002 consist of 300 warrants to purchase the common stock of the NASDAQ Stock Market, Inc., beginning June 28, 2002 and totaling $3,300.

On October 25, 2001 and January 24, 2002, the Company redeemed its matured notes receivable from Oikocredit USA for $1,000 and $15,000, respectively.

Other investments as of June 30, 2001 consisted of notes receivable from Oikocredit USA (formerly Ecumenical Development Cooperative Society) that matured during the year ending June 30, 2002 and totaled $16,000 and 300 warrants to purchase the common stock of the NASDAQ Stock Market, Inc., beginning June 28, 2002 and totaled $3,300.

Note 6 — Investment in unconsolidated subsidiary

The investment in unconsolidated subsidiary as of June 30, 2002 totals $100,000 from an investment made March 31, 2002 (Note 1).

The investment in unconsolidated subsidiary as of June 30, 2001 consisted of a note receivable that bore interest at 10%, matured December 1, 2001 and totaled $16,000 and other reimbursable expenses that totaled $8,179.

Progressive Asset Management, Inc.
Notes to Financial Statements
June 30, 2002

Note 7 — Income taxes receivable, payable and provision

As of June 30, 2002 and 2001, the Company had net operating loss carryforwards available to reduce future federal and California income taxes estimated as follows:

Expiring June 30	Federal	California

2004	—	$52,000
2013	86,000	—
2019	560,000	—

Totals available as of June 30, 2001	646,000	52,000
Used during the year ended June 30, 2002
2004	—	9,000
2013	6,000
2019	—	—

Totals used during the year ended June 30, 2002	6,000	9,000
Expiring June 30
2004	—	43,000
2013	80,000	—
2019	560,000	—

Totals available as of June 30, 2002	$640,000	$43,000

As of June 30, 2002 and 2001, the Company had carryforwards of unused tax credits related to low-income housing of approximately $75,000 and $58,000, respectively, from several partnerships in which the Company has invested or received participating interests.

Under certain 1986 Tax Reform Act provisions, the availability of the net operating loss carryforwards is subject to limitation upon a change in ownership of more than 50% of the stock of the Company.

The income tax provision for the years ended June 30, 2002 and 2001 consists of minimum state franchise taxes.

Progressive Asset Management, Inc.
Notes to Financial Statements
June 30, 2002

Note 8 — Series A preferred stock

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

The Company will redeem a portion of the Series A preferred stock based on 1% of its gross revenues, as adjusted, and limited by the ability of the Company to meet the NASD net capital requirements (Note 16). The liquidation preference and remaining redemption requirement of the Series A preferred stock as of June 30, 2002 and 2001 totaled $506,466 and $550,691, respectively. The Company includes the Series A preferred stock on the consolidated statement of financial condition at its value when issued (Note 2) and excludes it from stockholders’ equity.

Note 9 — Series B preferred stock

The Company, as part of a May 1999 agreement and amended November 1, 2001, with Paradox Holdings, Inc., parent of FWG (Note 12), agreed to sell a 40% ownership interest in the Company; represented by Series B preferred stock, for $25,000. Following approval by the NASD in June 1999, the Company received payment and issued 25,000 shares of Series B preferred stock in July 1999.

The Series B preferred stock is entitled to 40% of the total dividends declared on common stock, is entitled to vote as if converted to a 40% share of the common stock, has a $1.00 per share liquidation preference (plus declared but unpaid dividends) over the common stock and is convertible into shares of common stock equal to 40% of the common stock after conversion at the option of the holder or automatically after the sooner of the Company receiving $875,000 under the agreement (Note 12) or January 1, 2003.

As of June 30, 2002, two of the seven directors of the Company are officers of FWG.

Progressive Asset Management, Inc.
Notes to Financial Statements
June 30, 2002

Note 10 — Common stock

During the year ended June 30, 2002, the Company completed a tender offer to acquire 184,671 shares of its common stock for $0.60 per share plus expenses totaling $16,915.

Note 11 — Common stock options

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

The Company Board of Directors determines awards of additional stock options, vesting, exercise prices and other option terms. The exercise prices for all options awarded have not been less than the fair market value of the stock as determined by the Board of Directors at the date of grant. Certain options require a 10% premium on the option price under certain circumstances. Outstanding options as of June 30, 2002 and 2001 expire from December 31, 2002 through 2007 and reconcile as follows:

Progressive Asset Management, Inc.
Notes to Financial Statements
June 30, 2002

Note 11 — Common stock options (continued)

Outstanding as of June 30, 2001 and granted
during the calendar year ended December 31	Price	Shares	Expiration

1991-4	$1.00	6,000	2001
1995	2.00	3,227	2001
1995	2.00	2,000	2002
1996	1.00	32,000	2002
1996	2.00	2,500	2002
1997	1.00	31,628	2002
1997	1.00	14,500	2003
1998	0.24	1,500	2003
1998	0.24	1,000	2004
1999	0.49	1,500	2005
2000	0.41	1,500	2006

Outstanding as of June 30, 2001		97,355
Granted as of December 31, 2001	0.60	1,500	2007
Expired December 31, 2001	1.00	(6,000)	2001
Expired December 31, 2001	2.00	(3,277)	2001

Outstanding as of June 30, 2002		89,628

The Company, with consideration of its mission and standards of social responsibility, desires to expense its stock options. However, the value of its outstanding stock options as of June 30, 2002 is immaterial. Consequently, the Company records its stock-based awards using the intrinsic value method of accounting in accordance with Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees” and its related interpretations. Accordingly, the Company recognized no compensation expense in the accompanying financial statements. Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation (SFAS 123),” requires the disclosure of pro forma net income had the Company adopted the fair value method of accounting. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differs from the stock-based awards of the Company. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which significantly affect the calculated values.

Progressive Asset Management, Inc.
Notes to Financial Statements
June 30, 2002

Note 12 — Paradox Holding, Inc. and FWG agreement

In May 1999, the Company entered into agreement with Paradox Holdings, Inc., parent of Financial West Investment Group, Inc. (FWG), in which the Company transferred all of its customer accounts and relationships with client representatives to FWG. FWG retains 4.75% of all gross commissions generated by the transferred representatives (and any other representatives recruited by the Company in the future), pays commissions and reimburses certain expenses to the transferred representatives and remits the net commissions to the Company. FWG retains only 2.25% of all gross commissions until the difference (2.50% of all gross commissions) paid to the Company totals $875,000.

The Company records payments from FWG in connection with the transfer as commission revenue. Of the total FWG commissions the Company recorded as revenue during the years ended June 30, 2002 and 2001, $106,315 and $109,916, respectively, represent payments against the $875,000 with $549,732 and $656,047, respectively, still due as of June 30, 2002 and 2001. Paradox Holdings, Inc. has guaranteed payments to the Company by FWG, Inc.

Note 13 — Employee benefit plans

The Company offers a SIMPLE profit sharing plan for the benefit of its employees. The SIMPLE profit sharing plan allows for both Company and employee elective contributions. Additionally, the Company is required to match employee elective contributions up to the lesser of each employee’s actual elective contributions or 3% of each employee’s salary. Company matching contributions paid or accrued on employee salary earned and deferred during the year ended June 30, 2002 and 2001 totaled $6,056 and $5,819, respectively.

Note 14 — Credit risk and concentrations

As of and during the years ended June 30, 2002 and 2001, the Company maintained deposit balances at a commercial bank in excess of federal deposit insurance amounts. Federal deposit insurance does not cover money market amounts held by registered investment companies.

Progressive Asset Management, Inc.
Notes to Financial Statements
June 30, 2002

Note 14 — Credit risk and concentrations (continued)

Amounts held by, due from and earned from FWG (Note 12) represent concentrations in the following percentages as of or during the years ended June 30, 2002 and 2001, as follows:

	2002	2001

Cash and cash equivalents	29%	2%
Investment securities	–%	100%
Commissions receivable	100%	100%
Commission revenues	91%	100%

Note 15 — Commitments and contingencies

The company leases its office facility in Concord, California under an operating lease from September 12, 2000 through October 1, 2002 from an entity owned or otherwise controlled by its chair. As of June 30, 2002, remaining future minimum lease payments for the year ended June 30, 2003 totaled $4,980. During the years ended June 30, 2002 and 2001, rent expense, net of sublease payments, totaled $23,523 and $21,564, respectively.

The Company, in the ordinary course of its business, is named in matters arising from its activities as a broker-dealer. In the opinion of management, based upon discussions with legal counsel, the resolution of these matters will not have a material adverse effect on the financial condition of the Company.

Note 16 — Net capital requirement

Pursuant to the net capital provisions of Rule 15c3-1 of the Securities and Exchange Act of 1934, the Company is required to maintain both minimum net capital, as defined under such provisions, and a ratio of aggregate indebtedness to net capital not to exceed 15 to 1. As of June 30, 2002 and 2001, the Company had net capital of $293,275 and $520,322, respectively, which is $288,275 and $515,322, respectively, in excess of its required net capital of $5,000 and $5,000, respectively. As of June 30, 2002 and 2001, the ratio of aggregate indebtedness to net capital was 0.0445 and 0.0607 to 1, respectively.

Progressive Asset Management, Inc.
Notes to Financial Statements
June 30, 2002

Note 17 — Subsequent event

The NASD conducted a review of the books and records of PAM on June 18, 2002, and concluded in its “Exit Conference Summary Form” dated July 2, 2002, that the NASD did not consider certain money market funds, deposited in a brokerage account with FWG and totaling $99,338, to be an allowable asset of PAM for its computation of net capital (Note 16) because no Proprietary Accounts of Introducing Broker-Dealer (PAIB) agreement exists between FWG and PAM.

PAM made no adjustments to its computation of net capital due to the NASD finding because the “Exit Conference Summary Form” is not binding or final, the money market funds are fully transferable and do not constitute a “good-faith deposit” requirement by FWG, PAM meets the minimum net capital requirements even if it excludes the money market funds from its allowable assets and, if a binding and final determination by the NASD concludes that a PAIB agreement is required between FWG and PAM, then FWG and PAM will make such an agreement.

Note 18 — Quarterly financial results (unaudited)

The unaudited revenues and income (loss) of the Company for the four quarters ending June 30, 2002 and 2001, total as follows:

	Revenues	Income

September 30, 2001	$122,790	$20,762
December 31, 2001	146,752	21,552
March 31, 2002	110,472	3,656
June 30, 2002	115,687	1,714
September 30, 2000	$140,558	$39,174
December 31, 2000	189,125	74,074
March 31, 2001	128,938	40,981
June 30, 2001	144,984	40,460

The Company originally reported unaudited income during the quarters ended December 31, 2001 and March 31, 2002, totaling $7,305 and $988, respectively. The unaudited income during the quarters ended December 31, 2001 and March 31, 2002, reported herein, reflects adjustments related to the common stock tender offer (Note 10) of $14,247 and $2,668, respectively.

Report of Independent Auditors on Supplemental Information

Board of Directors
Progressive Asset Management, Inc.

We have audited the financial statements of Progressive Asset Management, Inc. as of and for the year ended June 30, 2002, and have issued our report thereon dated July 18, 2002. Our audit was made primarily for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental information presented hereinafter is presented for purposes of additional analysis and is not a required part of the basic financial statements, but is supplementary information required by Rule 17a-5 of the Securities and Exchange Commission. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Markle Stuckey Hardesty & Bott
Larkspur, California
July 18, 2002

Progressive Asset Management, Inc.
Statement of Changes in Liabilities Subordinated to Claims of General Creditors
June 30, 2002

Balance, beginning of year	$78,074
Increase (decrease)	(44,225)

Balance, end of year	$33,849

Progressive Asset Management, Inc.
Computation of Net Capital under Rule 15c3-1 of the
Securities and Exchange Commission
June 30, 2002

Aggregate indebtedness
Total liabilities	$46,898
Less subordinated liabilities	33,849

Total aggregate indebtedness	$13,049

Net capital
Stockholders’ equity	$403,956
Addition
Subordinated liabilities	33,849
Deductions
Petty cash	200
Other receivables	4,477
Prepaid expenses	21,612
Property and equipment, net	9,303
Deposits	1,216
Other investments, at cost	3,300
Investment in unconsolidated subsidiary	100,000
Securities haircuts	3,146
Undue concentration	1,276

Total deductions	144,530

Net capital	$293,275

Net capital requirements and ratio
Minimum net capital requirements Higher of 6-2/3% x aggregate indebtedness or $5,000	$5,000
Excess net capital	$288,275
Excess net capital at 1,000% of aggregate indebtedness	$291,970
Aggregate indebtedness to net capital ratio	0.0445 to 1

Progressive Asset Management, Inc.
Reconciliation Pursuant to Rule 17a-5(d)(4)
June 30, 2002

Reconciliation with Computation of the Company
(Included in Part IIA of Form X-17A-5 as of June 30, 2002)
Net capital, as reported in Part IIA (unaudited) FOCUS Report	$345,465
Audit adjustments	(52,190)

Net capital, as adjusted	$293,275

Aggregate indebtedness, as reported in Part IIA (unaudited) FOCUS Report	$20,213
Audit adjustments	(7,164)

Aggregate indebtedness, as adjusted	$13,049

Progressive Asset Management, Inc.
Computation for Determination of Reserve Requirements under
Rule 15c3-3 of the Securities and Exchange Commission
June 30, 2002

The computation for determination of the reserve requirements under Exhibit A of Rule 15c3-3 of the Securities and Exchange Commission has not been prepared because the exemption under Reg. Section 240, 15c3-3 (k)(i)(C) is met.

Progressive Asset Management, Inc.
Information Relating to Possession or Control Requirements under
Rule 15c3-3 of the Securities and Exchange Commission
June 30, 2002

A supplementary report pursuant to Rule 17a-5(d)(4) and the information relating to possession or control requirements under Rule 15c3-3 are not required under Rule 17a-5(e)(1)(i)(A) and Rule 15c3-3(k), respectively.

Report of Independent Auditors on Internal Accounting Control
Required by SEC Rule 17a-5

Board of Directors
Progressive Asset Management, Inc.

We have audited the financial statements of Progressive Asset Management, Inc. as of and for the year ended June 30, 2002, and have issued our report thereon dated July 18, 2002. As part of our audit, we made a study and evaluation of the system of internal accounting control (internal control structure) of the Company to the extent we considered necessary to evaluate the system as required by auditing standards generally accepted in the United States. The purpose of our study and evaluation, which included obtaining an understanding of the accounting system, was to determine the nature, timing and extent of the auditing procedures necessary for expressing an opinion on the financial statements.

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

The management of the Company is responsible for establishing and maintaining a system of internal accounting control and the practices and procedures referred to in the preceding paragraph. In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures and of the practices and procedures referred to in the preceding paragraph and to assess whether those practices and procedures can be expected to achieve the Commission’s above-mentioned objectives.

The objectives of a system and the practices and procedures are to provide management with reasonable, but not absolute assurance that assets for which the Company has responsibility are safeguarded against loss from unauthorized use or disposition and that transactions are executed in accordance with the authorization of management and recorded properly to permit the preparation of financial statements in accordance with accounting principles generally accepted in the United States. Rule 17a-5(g) lists additional objectives of the practices and procedures listed in the preceding paragraph.

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

We understand that practices and procedures that accomplish the objectives referred to in the second paragraph of this report are considered by the Commission to be adequate for its purposes in accordance with the Securities Exchange Act of 1934 and related regulations and that practices and procedures that do not accomplish such objectives in all material respects indicate a material inadequacy for such purposes. Based on this understanding and on our study, we believe that the practices and procedures of the Company were adequate as of June 30, 2002 to meet the Commission’s objectives.

This report is intended solely for the use of the Board of Directors, management, the Securities and Exchange Commission, the National Association of Securities Dealers and other regulatory agencies that rely on Rule 17a-5(g) under the Securities Exchange Act of 1934 in their regulation of registered brokers and dealers, and should not be used for any other purpose.

Markle Stuckey Hardesty & Bott
Larkspur, California
July 18, 2002

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

Footnotes:

(1)  Incorporated by reference to PAM’s Registration Statement on Form 10SB, Amendment 2, filed August 9, 2000.

(2)  Incorporated by reference to PAM’s Annual Report on Form 10-KSB, filed September 28, 2000.

(3)  Incorporated by reference to the Company’s Schedule TO (Exhibit (d)(3)), filed on November 14, 2001.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Progressive Asset Management, Inc.

/s/ ERIC LEENSON by Eric Leenson, President and Chief Executive Officer	Date: September 26, 2002

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ PETER CAMEJO	Date: September 26, 2002

Peter Camejo, Chairman of the Board

/s/ ERIC LEENSON	Date: September 26, 2002

Eric Leenson, President Chief Executive Officer, Chief Financial Officer and Member of the Board of Directors

/s/ CATHERINE CARTIER	Date: September 26, 2002

Catherine Cartier, Secretary and Member of the Board of Directors

/s/ MICHAEL S. WYMAN	Date: September 26, 2002

Michael S. Wyman, Member of the Board of Directors

/s/ NINA LAU-BRANSON	Date: September 26, 2002

Nina Lau-Branson, Member of the Board of Directors

/s/ GENE VALENTINE	Date: September 26, 2002

Gene Valentine, Member of the Board of Directors

/s/ EDWARD L. PRICE	Date: September 26, 2002

Edward L. Price, Member of the Board of Directors