Form 10KSB/A
period 2002-06-30
PROGRESSIVE ASSET MANAGEMENT INC
filed 2002-10-04
CIK 862801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB/A
Amendment No. 1

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934. For the fiscal year ended June 30, 2002.

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934. For the transition period from __________ to __________

Commission file number 000-29731
Progressive Asset Management, Inc.
(Name of small business issuer in its charter)

California	90-804853
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1010 Oak Grove Road, Concord, CA	94518
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (800) 786-2998

Securities registered under Section 12(b) of the Exchange Act:
NONE

Securities registered under Section 12(g) of the Exchange Act:
1,11983 shares of Common Stock

Common Stock
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x ]  Yes [    ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [    ]

1

SIGNATURES

Issuer’s revenues for its most recent fiscal year $497,772.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of September 1, 2002, is $ 360,450.33.

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

EXPLANATORY NOTE:

This amendment to Registrant’s Annual Report on Form 10-KSB, for the fiscal year ended June 30, 2002, is filed to correct an omission in the Form 10-KSB as filed on the EDGAR system. The omission was the line in the Financial Statements under “Statement of Cash Flows, Cash flows from financing activities” (page F-6 of the Form 10-KSB) reporting $16,000 for “Proceeds from sale of other investments” for 2002. This correction does not change any other part of the 10-KSB. Page F-6 as corrected is included in this amendment.

2

Progressive Asset Management, Inc.
Statement of Cash Flows
Years ended June 30, 2002 and 2001

	2002	2001

Cash flows from operating activities
Net income (loss)	$47,684	$194,689
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities
Unrealized loss (gain) on investments	—	(855)
Depreciation and amortization	5,621	4,734
Issuance of common stock for director fees	900	615
Changes in current assets and liabilities
Investment securities	108,979	(95,000)
Commissions and other receivables	20,327	30,053
Employee advances	8,397	3,966
Prepaid expenses	(5,304)	4,020
Accounts payable	(7,532)	(4,012)
Salaries and commissions payable	(4,994)	(4,146)
Accrued liabilities	(6,000)	(13,383)
Earth Trade settlement payment	(44,225)	(40,926)
Income taxes receivable and payable	—	1,600

Net cash provided (used) by operating activities	123,853	81,355
Cash flows from investing activities
Purchase of furniture and equipment	(3,999)	0
Change in deposits	251	8,065
Proceeds from sale of other investments	16,000	—

Net cash provided (used) by investing activities	12,252	8,065
Cash flows from financing activities
Advances to unconsolidated subsidiary	(75,821)	(24,179)
Redemption of preferred stock, Series A	(44,226)	(40,898)
Repurchase of common stock	(158,216)	(51,085)

Net cash provided (used) by financing activities	(278,263)	(116,162)

Net change in cash and cash equivalents	(142,158)	(26,742)
Cash and cash equivalents,
Beginning of year	479,383	506,125

End of year	$337,225	$479,383

Supplemental disclosures of cash flow information
Cash paid during the year for income taxes	$1,600	$—

See accompanying footnotes

F-6

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Progressive Asset Management, Inc.

/s/ ERIC LEENSON by Eric Leenson, President, Chief Executive Officer, and Chief Financial Officer	Date: October 4, 2002

/s/ ERIC LEENSON Eric Leenson, President, Chief Executive Officer, and Chief Financial Officer	Date: October 4, 2002

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ PETER CAMEJO Peter Camejo, Chairman of the Board	Date: October 4, 2002

/s/ ERIC LEENSON Eric Leenson, President, Chief Executive Officer, Chief Financial Officer and Member of the Board of Directors	Date: October 4, 2002

/s/ CATHERINE CARTIER Catherine Cartier, Secretary and Member of the Board of Directors	Date: October 4, 2002

/s/ MICHAEL S. WYMAN Michael S. Wyman, Member of the Board of Directors	Date: October 4, 2002

/s/ NINA LAU-BRANSON Nina Lau-Branson, Member of the Board of Directors	Date: October 4, 2002

/s/ GENE VALENTINE Gene Valentine, Member of the Board of Directors	Date: October 4, 2002

/s/ EDWARD L. PRICE Edward L. Price, Member of the Board of Directors	Date: October 4, 2002

3