Form 10QSB
period 2002-09-30
PROGRESSIVE ASSET MANAGEMENT INC
filed 2002-11-07
CIK 862801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______ to __________

Commission file number 000-29731

PROGRESSIVE ASSET MANAGEMENT, INC.
(Exact name of small business issuer as specified in its charter)

CALIFORNIA	90-804853
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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
Yes ☐  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,220,483, shares of Common Stock as of September 30, 2002.

Transitional Small Business Disclosure Format (Check one): Yes ☒  No ☐

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

Progressive Asset Management, Inc.
 Condensed Consolidated Statement of Operations

	Three months ended	Three months ended
	September 30, 2002	September 30, 2001

Total revenues	$108,223	$122,790
Costs and expenses
Employee compensation and benefits	59,282	55,922
Other costs and expenses	48,178	46,106

Total costs and expenses	107,460	102,028

Income before income taxes	763	20,762
Taxes on income	291	—

Net income (loss)	$472	$20,762

Net income (loss) per share
Basic	$0.00	$0.01

Fully diluted	$0.00	$0.01

Shares used to compute per share amounts
Basic	1,220,483	1,537,667

Fully diluted	2,343,692	2,711,986

Progressive Asset Management, Inc.
Condensed Consolidated Statement of Cash Flows

	Three months ended	Three months ended
	September 30, 2002	September 30, 2001

Cash flows from operating activities
Net income (loss)	$472	$20,762
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities	14,619	31,213

Net cash provided (used) by operating activities	15,091	51,975
Net cash provided (used) by investing activities	0	(2,493)
Net cash provided (used) by financing activities	(33,849)	(69,612)

Net change in cash and cash equivalents	(18,758)	(20,130)
Cash and cash equivalents,
Beginning of period	337,225	479,383

End of period	$318,467	$459,253

Progressive Asset Management, Inc.
Condensed Consolidated Statement of Financial Condition

	September 30, 2002	September 30, 2001

Assets
Current assets
Cash and cash equivalents	$318,467	$459,253
Commissions and other receivables	13,861	31,748
Other current assets	24,403	124,156

Total current assets	356,731	615,157
Property and equipment, net	8,332	12,152
Other assets	103,301	43,479

Total assets	$468,364	$670,788

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$13,290	$33,104

Total current liabilities	13,290	33,104
Other liabilities	—	33,849
Preferred stock, Series A	50,646	55,069
Stockholders’ equity
Preferred stock, Series B	25,000	25,000
Common stock, no par value	1,260,871	1,392,800
Retained earnings (accumulated deficit)	(881,443)	(869,034)

Total stockholders’ equity	404,428	548,766

Total liabilities and stockholders’ equity	$468,364	$670,788

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Results of Second Quarter. The results of PAM’s Second Quarter is described in the “REPORT TO SHAREHOLDERS” dated November 7, 2002. A copy is included as Exhibit 19 to this Form 10-QSB and is incorporated by reference as part of this Item 2.

Forward-Looking Statements. Any statements contained in this Report that relate to future plans, events, or performance are forward-looking statements that involve risks and uncertainties. These include, but are not limited to, changes in general economic conditions, particularly the recent down-turn in the economy, the war against terrorism, possible military activity in the Middle East, intense competition for customers, pressures on brokerage, other fees charged, most notably the competition among firms offering brokerage services on-line, the mood of the investing public and the changes in political attitude toward socially responsible investments. PAM cautions that the foregoing list of important factors is not exclusive. Developments in any of these areas could cause PAM’s results to differ materially from results that have been or may be projected by or on behalf of PAM. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this statement. PAM does not undertake to update any forward-looking statements that may be made from time to time by or on behalf of PAM.

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

PROGRESSIVE ASSET MANAGEMENT, INC.

Date: November 7, 2002	/s/
Eric Leenson, President, Chief Executive Officer and Chief Executive Officer

Date: November 7, 2002	/s/
Catherine Cartier, Secretary