Form 10QSB
period 2002-12-31
PROGRESSIVE ASSET MANAGEMENT INC
filed 2003-02-13
CIK 862801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to

Commission file number 000-29731

PROGRESSIVE ASSET MANAGEMENT, INC.

(Exact name of small business issuer as specified in its charter)

CALIFORNIA (State or other jurisdiction of incorporation or organization)	90-804853 (IRS Employer Identification No.)

1730 Franklin Street, Suite 201, Oakland, CA 94612

(Address of principal executive offices)

800-786-2998

(Issuer’s telephone number)

1010 Oak Grove Road, Concord, CA 94518

Former name, former address and former fiscal year, if changed since last report)

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes   ☐    No   ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,217,373 shares of Common Stock as of December 31, 2002.

Transitional Small Business Disclosure Format (Check one): Yes   ☒ No   ☐

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

Progressive Asset Management, Inc.
Condensed Consolidated Statement of Operations

	Three months ended	Three months ended
	December 31, 2002	December 31, 2001

Total revenues	$83,933	$146,752
Costs and expenses
Employee compensation and benefits	65,554	63,516
Other costs and expenses	48,599	75,931

Total costs and expenses	114,153	139,447

Income before income taxes	(30,220)	7,305
Taxes on income	0	0

Net income (loss)	($30,220)	$7,305

Net income (loss) per share
Basic	($0.02)	$0.00

Fully diluted	($0.01)	$0.00

Shares used to compute per share amounts
Basic	1,217,313	1,472,161

Fully diluted	2,340,582	2,646,480

Progressive Asset Management, Inc.
Condensed Consolidated Statement of Cash Flows

	Three months ended	Three months ended
	December 31, 2002	December 31, 2001

Cash flows from operating activities
Net income (loss)	($30,220)	$7,305
Adjustments to reconcile net income (loss) to net cash
provided (used) by operating activities	5,710	66,096

Net cash provided (used) by operating activities	(24,510)	73,401
Net cash provided (used) by investing activities	(7,021)	0
Net cash provided (used) by financing activities	(43,547)	(45,727)

Net change in cash and cash equivalents	(75,078)	27,674
Cash and cash equivalents,
Beginning of period	318,467	459,253

End of period	$243,389	$486,927

Progressive Asset Management, Inc.
Condensed Consolidated Statement of Financial Condition

	December 31, 2002	December 31, 2001

Assets
Current assets
Cash and cash equivalents	$243,389	$486,927
Commissions and other receivables	18,964	31,939
Other current assets	13,223	42,318

Total current assets	275,576	561,184
Property and equipment, net	13,994	10,844
Other assets	103,301	44,634

Total assets	$392,871	$616,662

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$11,566	$17,400

Total current liabilities	11,566	17,400
Other liabilities	0	33,849
Preferred stock, Series A	46,289	50,644
Stockholders’ equity
Preferred stock, Series B	25,000	25,000
Common stock, no par value	1,260,871	1,391,300
Retained earnings (accumulated deficit)	(950,855)	(901,531)

Total stockholders’ equity	335,016	514,769

Total liabilities and stockholders’ equity	$392,871	$616,662

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Results of Second Quarter. The results of PAM’s Second Quarter is described in the “REPORT TO SHAREHOLDERS” dated February 13, 2003. A copy is included as Exhibit 19 to this Form 10-QSB and is incorporated by reference as part of this Item 2.

Forward-Looking Statements. Any statements contained in this Quarterly Report that relate to future plans, events, or performance are forward-looking statements that involve risks and uncertainties. These include: but are not limited to, changes in general economic conditions, particularly the recent down-turn in the economy and the war on terrorism, intense competition for customers, pressures on brokerage, other fees charged, most notably the competition among firms offering brokerage services on-line, the mood of the investing public and the changes in political attitude toward socially responsible investments. The terrible attack on September 11, 2001, on targets in the United States, creates even greater uncertainty and insecurity. The growing likelihood of war with Iraq, and of the actions of North Korea are also adversely affecting the economy, including the financial markets by creating uncertainty. No one yet knows the full ramifications of these incidents. PAM cautions that the foregoing list of important factors is not exclusive. Developments in any of these areas could cause PAM’s results to differ materially from results that have been or may be projected by or on behalf of PAM. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this statement. PAM does not undertake to update any forward-looking statements that may be made from time to time by or on behalf of PAM.

PART II-OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits required by Item 601 of Regulation S-B.

Exhibit 2	(a)	Restated Articles of Incorporation(1)
	(b)	Bylaws(1)
Exhibit 6	(a)	Stock Option Plan(1)
	(b)	Agreement between PAM and Sustainable Systems, Inc.(2)
Exhibit 12	(a)	Purchase Agreement Among Paradox Holdings, PAM and FWG(1)
Exhibit 19	Report to Shareholders, dated February 13, 2002

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

PROGRESSIVE ASSET MANAGEMENT, INC.

Date: February 13, 2003	/S/ Eric Leenson Eric Leenson, President, Chief Executive Officer and President

Date: February 13, 2003	/S/ Catherine Cartier Catherine Cartier, Secretary